Form 10-Q
period 2022-06-30
Lever Global Corp
filed 2022-11-14
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-266157

LEVER GLOBAL CORPORATION

(Exact name of the small business issuer as specified in its charter)

delaware	88-1455444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, 9255 W Sunset Blvd, West Hollywood, CA 90069

(Address of principal executive offices)

(800) 309-5983

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 11, 2022, was 63,660,926.

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of Management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend and undertake no obligation to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1.	Financial Statements.

LEVER GLOBAL CORPORATION

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	May 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,311,733	$2,011,074
Related party trust amount	20,500	37,833
Prepaid expenses	219,945	78,945
Total Current assets	1,552,178	2,127,853
Contributed tangible software	758,316	758,316
Capitalized software	631,592	285,856
Total assets	$2,942,086	$3,172,025
Liabilities and Stockholders’ Equity
Current liabilities:
Stock issuable liability	$50,000	50,000
Total Current liabilities	50,000	50,000
Total liabilities	50,000	50,000
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of June 30, 2022 and May 31, 2022	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 63,660,926 shares issued and outstanding as of June 30, 2022 and May 31, 2022	6,366	6,366
Additional paid-in capital	3,682,950	3,682,950
Accumulated deficit	(797,730)	(567,791)
Total stockholders’ equity	2,892,086	3,122,025
Total liabilities and stockholders’ equity	$2,942,086	$3,172,025

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative	353,409	-	555,728	-
Sales and marketing	127,910	-	234,205	-
Total operating expenses	481,319	-	789,933	-
Operating income (loss)	(481,319)	-	(789,933)	-
Other income (expense):
Other interest expense	41	-	(7,459)	-
Other income (expense)	(338)	-	(338)
Total other expense	(297)	-	(7,796)	-
Income (loss) before provision for income taxes	(481,616)	-	(797,730)	-
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(481,616)	-	(797,730)	-
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	62,138,704	-	60,363,717	-

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2022	5,000,000	$500	60,660,926	$6,066	$1,558,250	$(316,114)	$1,248,702
June 30, 2022
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(481,616)	(481,616)
Balance, June 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(797,730)	$2,892,086

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Six months ended June 30, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	758,316	-	758,316
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(797,730)	(797,730)
Balance, June 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(797,730)	$2,892,086

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2022	June 30, 2021
Net loss	$(797,730)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	500	-
Common stock issued for services	26,000	-
Contributed tangible software	(758,316)	-
Change in assets and liabilities:		-
Stock payable for services	50,000	-
Prepaid expenses	(219,945)	-
Net cash used in operating activities	$(1,699,491)	$-
Investing Activities:
Capitalized software	(631,592)	-
Net cash used in investing activities	$(631,592)	$-
Financing Activities:
Paid-in-capital for related party contribution	758,316	-
Common stock issued for cash	2,905,000	-
Net cash provided by financing activities	$3,663,316	$-
Net increase (decrease) in cash	1,332,233	-
Cash at beginning of the period	-	-
Cash at end of the period	$1,332,233	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	500,000	-

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Lever Global Corporation (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all of their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly-owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

The Company had a soft launch of the App in the third quarter of fiscal 2022 on the iOS App Store. Currently, the App allows the subscribers to analyze their existing student loans and recommend programs the US Department of Education offers after ~~the~~ initial assessment and processes enrollments into these programs. The App provides a list of qualified federal programs. The subscribers can digitally enroll in these programs by uploading or self-declaring their W-2, wage, or tax statements through the App. If subscribers are accepted for a federal program, the App manages their annual certifications for a monthly subscription fee. The average life of a loan is twenty-one years. The Company has partnered with Array US, Inc. to give subscribers personalized credit and financial data through the App, allowing them to understand their borrowing capacity better. The subscribers can also use the information to manage their credit scores.

Moving forward, in the fourth quarter of fiscal 2022, the Company intends to add a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature that will show the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend and invest through the development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in the fourth quarter of fiscal 2022 and fiscal 2023, respectively. There is no assurance that the Company will be successful in future plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the fourth quarter of fiscal 2022.

The App allows everyday people to directly negotiate, enroll, repay, and settle student loans for the US market without the complexity and confusion of the fine print. The App helps subscribers with debt management - negotiation, repayment, and settlement. We are committed to providing our subscribers with impartial guidance in their journey toward financial independence. The App will be available on the Play Store (Android), and App Store (iOS) under Lever App (the “App”) as its brand name for a subscription-based fee billed monthly or annually.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

The App will help the subscriber manage and resolve liabilities such as credit cards, student loans, and other types of consumer debts through continued education and recommendations on how and when to refinance the student loan with the department of education, federal student loan prequalification and enrollment, access credit scores, and other features that enable subscribers to manage their debt obligations smartly, intuitively, and cost-effectively. The Company initially intends to target student debt holders in the United States as its primary customer base. The Company believes that manually managing liabilities is complex and time-consuming, which involves actively monitoring personal finances, estimating payments, negotiating with lenders, and finding the proper federal and state grants and loan arrangements. It is difficult to maintain and monitor these loan terms with annual renewals that can last up to twenty-one (21) years on average.

The Company believes the student loan borrower will benefit from the App. Our Application Program Interface (APIs) and artificial intelligence (AI) driven programming connect them to the right and relevant federal loan programs with the most favorable terms – qualifying amount and rate, enrolling, and saving with a few clicks. The Lever App further informs the subscribers when and how to refinance their student loans.

Based on the inputs the subscriber provides, the Lever App provides visual guidelines on how the subscriber’s budget and spending suit their current and future liabilities, including their student loan repayments, and provides a smarter way to repay their debts through features like payment round-ups and extra repayment recommendations, to help a subscriber pay off the liabilities smarter, without affecting their existing spending habits.

The Lever App provides subscribers instant matches through Student Aid, the largest provider of financial aid for college in the United States, and other Federal student aid programs. The subscriber can access the complex world of student debt management in an easy four-step process through the Lever App, which includes:

●	Basic subscriber information per KYC requirements,
●	The subscriber links one or multiple loans in real-time, also known as Enrollment,
●	The software matches with up to three (3) options to manage loans (deferment or forbearance or reduced payments, etc.), and
●	The subscriber picks the best option to connect to the best United States Government aid program to complete the application.

Once subscribers sync their respective liabilities and loans with the Lever App, the software automates with a data-driven algorithm to match users with better ways to repay debts, such as providing automation for snowball or avalanche plans and extra repayment recommendations for managing liabilities. The App also includes credit score insights and payment round-up technology using open banking protocols that help and recommend that loan borrowers contribute micro amounts towards their loan principal, saving on years of interest and reaching financial independence faster and better with the App.

Business Strategy

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and globally. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Complete version 1 of the App in the third quarter of fiscal 2022 with the soft launch, and launch the App officially to the public in the fourth quarter of fiscal 2022;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary liabilities and debt management app and introduce other innovative repayments, finance, and spending features for United States consumers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and;
●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan repayment from day-to-day debit card usage and investments such as IRAs and 401Ks.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, our primary focus is on different subscriber acquisition channels to expand our paid customer base. The Company is actively integrating digital and traditional marketing channels effectively, as we believe these are scalable channels and that one-size-fits-most customers no longer work. Our marketing strategy identifies and targets student borrowers who are high-value/high-potential subscribers. We have found that these customers are often more receptive to a digital marketing strategy that includes SEO marketing, an intuitive website experience, targeted emails/ content, educational blogs, and active social media engagement involving celebrities and influencers. For traditional marketing, such as conferences, trade shows, expos, media events, and direct meetings, the senior Management in person provides presentations, gives media interviews, and engages potential subscribers at events.

We have designed our marketing and sales strategies to drive prospective subscribers to the Play Store and App Store, where they can download our App.

To spread the word, the Company has engaged celebrities and influencers, such as Austin Reaves (Age 23), Kevin Mccullar Jr. (Age 21), and Swae Lee (Age 28), to promote and endorse Company’s products and services to target audiences. The Company carefully executes its media strategy by using billboard signage, street posters, bus ads, social media posting, digital TV ads, creating video-on-demand advertising, and attending events at schools, colleges, and university campuses.

The App’s official launch is expected to be in the fourth quarter of fiscal 2022. The Company intends to use traditional marketing strategies such as billboard signage, digital TV ads, creating video-on-demand advertising, and attending events at schools, colleges, and university campuses after the App’s official launch. Currently, the Company uses only online marketing, mainly social media campaigns, including engagement of celebrities and influencers and educational and other incentives-based posts on social media, to drive online traffic to its websites or directly to the App Store.

The Company implements an effective marketing funnel where we map out our subscribers’ journey from when they are a lead and then tailored strategies to encourage them to move through this funnel.

We also utilize many indirect channels where a network of industry professionals, introducing and referring affiliates as third parties, promote our services in exchange for performance-based compensation. In most cases, affiliates carry out the lead generation function, while the Company’s staff provides subscribers and technical support to subscribers.

Most of the marketing and branding initiatives are taken in-house by our team. The Company may hire outside marketing and branding consultants and advertising firms from time to time.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Industry and Competitive Analysis

A student loan is money that the federal government and private institutions lend to students or parents to finance post-secondary education. Most students who get a bachelor’s degree finance their education with one or more student loans. Student loans are the largest source of debt in the United States after mortgages. Student loans do not require the borrower to provide collateral, such as a house or a car, to guarantee the loan. The interest payment on the student loan is tax-deductible up to a maximum of $2,500. However, student loans are usually disbursed directly to the educational institution’s financial aid office. The loans can only be used to cover tuition, college fees, room and board, living expenses while at college, and books. In most cases, bankruptcy laws do not allow the discharge of student loans under bankruptcy.

Public and Private Student Debt

43.4 million student loan borrowers in the United States owe a collective nearly $1.75 trillion in federal and private student loan debt as of April 2022, according to the Federal Reserve Bank of St. Louis (1). According to a July 2021 report by MeasureOne (2), academic data firm — about 92% of student debt is owned by the US Department of Education, referred to as Public student debt. The balance of student debt, referred to as Private Student Loans, makes up 7.89% of the total outstanding US student loans, equal to $131.10 billion.

(1) Federal Reserve Bank of St. Louis. Student Loans Owned and Securitized.

Average Student Loans

The average student debt is estimated to be $28,950 and $71,000 for graduate and post-graduate students. The average US household with student debt owes $57,520, according to NerdWallet’s 2020 household debt study.

Parent PLUS loans (3) are direct federal loans parents can use to pay for their dependent child’s education. According to federal loan data, the average outstanding parent PLUS loan debt is $28,778. Total parent PLUS debt: $104.8 billion distributed among 3.7 million parent PLUS borrowers.

(2) MeasureOne. Academic Lending Study December 15, 2021.

(3) StudentAid.gov. Federal Student Loan Portfolio by Loan Type.

Status of Student Loan Repayment (4)

The government offered student loan relief in 2020, which caused forbearance spikes and data suspension from federal agencies. There are 6.42 million federal loan borrowers in school, 1.17 million federal borrowers in the grace period, 460,000 federal loan borrowers in repayment, 3.05 million federal loan borrowers in deferment, and 26.78 million federal loan borrowers with loans in forbearance.

Borrowers can also postpone private student loan payments via deferment or forbearance, but interest always accrues regardless of whether the borrower makes payments. If public student loan borrowers can’t make payments, they can postpone them through deferment or forbearance. Interest typically accrues during these periods, but borrowers with subsidized loans don’t owe the interest that accrues during deferment.

The US Government paused federal student loan repayments and interest during the pandemic throughout 2021 and extended it into the fall of 2022. Despite the freeze, student loan balances still increased as newer loans entered repayment, despite no current payment due on most loans.

(4) Federal Student Aid, Portfolio by Loan Status December 2021.

Status of Student Loan Default (5)

Student loan default happens after a missed payment period after approximately 270 days (or nine months) past due. Private student loans typically default after three missed payments (typically three months). Still, according to the lender’s terms and conditions, it can happen after one missed payment. Around 9.7% of student loan borrowers default after entering repayment within a couple of years.

(5) Federal Student Aid September 2020

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Student Loan Forgiveness Options

The US Government provides several student loan forgiveness options and plans, including but not limited to:

●	Public Service Loan Forgiveness (PSLF) or PSLF Waiver– forgives the remaining balance on your Direct Loans after making 120 qualifying monthly payments under a qualifying repayment plan while working full-time for a qualifying employer.

●	Income-driven repayment forgiveness – sets your monthly student loan payment at an amount intended to be affordable based on your income and family size.

●	Borrower defense to repayment – if the school misled or engaged in other misconduct in violation of certain state laws, the student borrower may be eligible for “borrower defense to loan repayment,” to the discharge of some or all of federal student loan debt, and

●	Free Application for Federal Student Aid, known as the FAFSA – is the application for financial aid completed by current and prospective college students in the United States to determine their eligibility for student financial aid.

We believe the personal debt management industry is highly fragmented and diversified, with several large and small companies offering a wide variety of debt management solutions. We believe that our direct and indirect competition includes but is not limited to HR benefits platforms, round-up saving and investing apps, personal finance and credit bureau platforms, personal finance educational tools, and other personal debt management companies. General financial content providers may also be considered indirect competition. Our target market is student loan borrowers looking to better their financial future by paying their loans and saving money. We offer a unique solution catered to student loan management in the most comprehensive and user-friendly way for the borrower and the servicer.

Our industry is active in mergers and acquisitions of digital debt management software companies by large and well-capitalized companies looking for complementary services. For example, in July 2018, LendingTree, Inc. (NASDAQ: TREE) announced today that it had entered into a definitive agreement to acquire Student Loan Hero, Inc.(6), a personal finance website dedicated to helping student loan borrowers manage their student debt. In April 2021, Acorns, the Californian investment and savings app, landed its second acquisition of 2021 with artificial intelligence (AI) start-up Pillar (7).

According to the Harvard Kennedy School report (8), the fintech industry deals with the dangers of potential misuse and abuse of consumer data. This include but is not limited to the loss of privacy; violation of data security; increasing risks of fraud and scams; unfair and discriminatory uses of data and data analytics against rules and regulations; uses of data that are non-transparent to both consumers and regulators; harmful manipulation of consumer behavior; and risks that tech firms entering the financial or financial regulatory space will lack adequate knowledge, operational effectiveness, and stability.

The student loan forgiveness debate has entered into the national conversation. White House officials are planning to cancel $10,000 in student debt per borrower after months of internal deliberations over how to structure loan forgiveness for tens of millions of Americans. According to Committee for a Responsible Federal Budget, a nonpartisan think tank wiping out $10,000 of debt per borrower could cost roughly $230 billion.

The Company firmly believes that the student loan industry will continue to be the fastest-growing source of debt for United States households. Student loans are now the largest source of unsecured debt in the United States. They have become a financial industry in its own right, especially with its secondary market and student loan asset-backed securities.

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of June 30, 2022, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries and reported infections globally. Many countries worldwide, including the United States, implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the business. Even though the pandemic appears to slow down and is in control, these measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

Russia-Ukraine Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with the Russian invasion of Ukraine. The war between the two countries continues to evolve as military activity continues. The United States and certain European countries have imposed additional sanctions on Russia and specific individuals. As of the date of this filing, there has been no disruption in our operations.

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending June 30, 2022, and for May 31, 2022, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. We have eliminated all intercompany balances and transactions. The Company has prepared consolidated financial statements consistent with the Company’s accounting policies in its financial statements. The Company has measured and presented the Company’s consolidated financial statements in US Dollars, which is the currency of the primary economic environment in which the Company operates (also known as its functional currency).

The Company has a wholly-owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

Consolidated Financial Statement Preparation and Use of Estimates

The Company prepared the consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires Management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and software development costs, and the recoverability of tangible assets with finite lives and other long-lived assets.

Actual results could materially differ from these estimates.

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2022. On June 30, 2022, and May 31, 2022, the Company had $1,332,233 and $2,048,908 cash and cash equivalent held at the financial institution, including $20,500 and $37,833 held at the related party trust account.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $127,910 and $234,205 in sales, marketing, and advertising costs (“sales and marketing”) for the three and six months ending June 30, 2022. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 26.57% and 29.65% of the total expenses for the three and six months ending June 30, 2022.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2022. On June 30, 2022, and May 31, 2022, the Company had $1,332,233 and $2,048,908 cash and cash equivalent held at the financial institution, including $20,500 and $37,833 held at the related party trust account.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. From the three and six months ending June 30, 2022, the Company incurred $0 and $46,960 in R and D costs to determine the technical feasibility of the Lever App for the US market. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

Legal Proceedings

The Company discloses a loss contingency if at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is probable and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses when incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the period ending June 30, 2022.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable each year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the operations’ consolidated statements. The Company’s Management does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve (12) months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contributed Software Code

Lever Holdings Pty Ltd. (‘LHPL’) provided the working base source code for the launch of the Company, valued at $758,316, as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed to it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technical feasibility, if significant. We amortize the capitalized software development costs using the straight-line amortization method over the application software’s estimated useful life.

The Company established the technical feasibility of the Lever App’s design specifications for the US market in 2022. By the end of March 31, 2022, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can launch and market the App. The Company is revising the user interface and building additional features to better the App for official public launch in the fourth quarter of fiscal 2022.

The Company estimates the useful life of the software to be three (3) years.

The Company estimates the App’s gross capitalized cost to be $631,592. Once the Company launches the App, it will amortize the gross capitalized cost as amortization expense, and the Company classifies such cost as the Cost of Sales.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

June 30, 2022
USD: AUD	$1.4497

Average exchange rate for the period:

April 1 to June 30, 2022
USD: AUD	$1.4000

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date

●	Equities at the historical rate

●	Revenue and expense items at the average rate of exchange prevailing during the period

Fair Value

The Company uses current market values to recognize certain assets and liabilities at a fair value. The fair value is the estimated price at which the Company can sell the asset or settle a liability in an orderly transaction to a third party under current market conditions. The Company uses the following methods and valuation techniques for deriving fair values:

Market Approach – The market approach uses the prices associated with actual market transactions for similar or identical assets and liabilities to derive a fair value.

Income Approach – The income approach uses estimated future cash flows or earnings, adjusted by a discount rate representing the time value of money and the risk of cash flows not being achieved to derive a discounted present value.

Cost Approach – The cost approach uses the estimated cost to replace an asset adjusted for the obsolescence of the existing asset.

The Company ranks the fair value hierarchy of information sources from Level 1 (best) to Level 3 (worst). The Company uses these three levels to select inputs for valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. Level 1 is the most reliable evidence of fair value and is used whenever this information is available.	Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit based on comparable companies’ sales, EBITDA, or net income.	Level 3 is an unobservable input. It may include the Company’s data, adjusted for other reasonably available information. Examples of a Level 3 input are an internally-generated financial forecast.

LHPL provided the working base source code for the launch of the Company, valued at $758,316 as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2022, the Company had 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the six months ending June 30, 2022, common stock equivalents were anti-dilutive due to a net loss. Hence they are not considered in the computation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process; an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from customers’ contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one (1) year. The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. The Company presents results for reporting periods beginning after January 1, 2019, under ASC 606, while prior period amounts are reported following legacy GAAP. Refer to Note 2, Revenue from Major Contracts with Customers, for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments to this standard are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments in this standard is permitted for all entities. The Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this policy as of January 1, 2020, and there is no material affect on its financial reporting.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The amendments removed and modified certain disclosure requirements in Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain amendments are to be applied prospectively, while others are to be applied retrospectively. Early adoption is permitted.

The Company adopted the ASU 2018-13 as of March 24, 2022. The Company used the Level 1I and II Fair Market Measurement to record, at cost, source code as tangible assets valued at $758,316. We evaluate contributed tangible software for impairment at least annually to confirm if the carrying amount of contributed tangible software exceeds their fair value. The contributed tangible software primarily consists of the source code of the Lever App, fundamental testing of the App in a similar market, and a relationship with the software development and marketing team. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our contributed tangible software. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for June 30, 2022.

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to present certain conversion features in equity separately. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring the use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company does not expect this ASU 2020-06 to impact its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On June 30, 2022, the accumulated deficit was $797,730. On June 30, 2022, the working capital surplus was $1,502,179. The increase in the working capital surplus was mainly due to the equity capital raise in May 2022.

From March 24, 2022 (“Inception”) and June 30, 2022, the Company incurred a net loss of $797,730.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of June 30, 2022, the Company had $1,332,233 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following June 30, 2022. From inception to June 30, 2022, the Company had not earned any revenues and had an operating loss of $797,730. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. Management has considered general economic conditions, key industry metrics, operating results, capital expenditures, commitments, and future obligations and liquidity. If there is a delay in generating significant revenues by the end of December 31, 2022, the Company will require capital infusion from new and existing investors, streamlining operating costs, and evaluating new business strategies to enhance cash flow from operations.

The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are insufficient to fund the Company’s capital requirements, the Management may attempt to enter into a revolving loan agreement with financial institutions or raise capital through the sale of additional capital stock or issuance of debt.

The Management intends to continue enhancing its revenue from its Lever App subscription model, which it expects to launch in the fourth quarter of fiscal 2022. In the meantime, the Company expects to raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its subscription base in the United States, it intends to acquire long-lived assets to provide a future economic benefit beyond fiscal 2022.

NOTE 4. RELATED PARTY TRANSACTIONS

Mr. McKendrick, CEO, and founder, has also founded LHPL, a debt management software company catering to the Australian market. LHPL provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software. The Company estimated the value of the source code using the cost approach as it was a related party transaction.

At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225. LHPL provided seed capital to Mr. McKendrick for $500,000 to start Lever App in the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 common stock valued at $0.0248 per share to LHPL’ shareholders. As a result of this conversion, Mr. McKendrick received 7,500,000 common stock of the Company and founding shares of common and preferred stock. Mr. McKendrick transferred 220,000 shares to a software developer.

Mr. Stephen Copulos has funded the Company since its inception for $2,392,547. Mr. Copulos currently owns 33,344,105 common stock of the Company, representing 52.38% of issued and outstanding shares of the Company as of June 30, 2022. Mr. Copulos received these shares from the note conversion and for cash consideration.

NOTE 5. NOTES PAYABLE – RELATED PARTY

LHPL 500K Notes Payable ($500,000)

LHPL provided seed capital to Mr. McKendrick for $500,000 to start Lever App in the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 common stock valued at $0.0248 per share to LHPL. On June 30, 2022, the LHPL 500K Note balance was zero.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $23,311 for the three and six months ending June 30, 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

From May 2022 to the present, the Company leases office space in West Hollywood from an unrelated party for a year. The office’s rent payment is $6,000 per month as the General and administrative expenses.

The agreement continues on a month-to-month basis until the Company or the lessor chooses to terminate by the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. The Company has no long-term obligations to continue as a tenant in the Hollywood Office.

Employment Agreement

The Company gave all salary compensation to Mr. McKendrick as an employee, who committed a hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Mr. McKendrick’s annual salary compensation is $208,000 per his employment agreement.

Accrued Interest

As of June 30, 2022, there are no accrued interests.

Pending Litigation

Management is not aware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

As the Company began operation on March 24, 2022, the Company has not assessed federal and state payroll tax payments. The Company will aggregate all such payments in the General and administrative expenses in the future.

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Shares

As of June 30, 2022, the Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share. As of June 30, 2022, the Company had 63,660,926 common shares and 5,000,000 preferred shares issued and outstanding. The preferred stock has twenty (20) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On March 24, 2022, the Board agreed to issue 5,000,000 shares of Preferred Stock to TJM Capital LLC, a limited liability company owned by Mr. McKendrick as the founder, in consideration of services rendered to the Company. As of June 30, 2022, the Company had 5,000,000 preferred shares issued and outstanding.

Common Stock

On March 24, 2022, the Company collectively issued 7,250,000 and 2,750,000 at par value to TJM Capital LLC, a limited liability company owned by Mr. McKendrick and Trent McKendrick, respectively, as the founder and incorporator of the Company.

On March 24, 2022, the Company issued 27,500,000 shares to Eyeon Investment Pty Ltd., an entity controlled by Mr. Copulos, for the cash consideration of $275,000.

On March 31, 2022, the Company issued 3,000,000 shares to an individual valued at $30,000 for cash consideration.

On March 31, 2022, the Company issued 20,160,926 shares valued at $500,000 to settle the $500K Note with LHPL.

On April 28, 2022, the Company issued 500,000 shares valued at $250,000 for cash consideration received from Eyeon Investment Pty Ltd., an entity controlled by Mr. Copulos.

On April 28, 2022, the Company issued 466,667 shares valued at $350,000 for cash consideration received from Eyeon Investment Pty Ltd., an entity controlled by Mr. Copulos.

On April 28, 2022, the Company issued 33,333 shares to an individual valued at $25,000 for marketing and branding services rendered.

On May 26, 2022, the Company issued 2,000,000 shares valued at $1,500,000 for cash consideration received from Eyeon Investment Pty Ltd., an entity controlled by Mr. Copulos.

Warrants

There are no outstanding warrants.

NOTE 8. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 9. SUBSEQUENT EVENTS

The Company had a soft launch of the App in the third quarter of fiscal 2022 on the iOS App Store. The Company terminated its marketing contract with Kevin Mccullar Jr. (Age 21) and Swae Lee (Age 28) in the third quarter of fiscal 2022.

The Company had evaluated subsequent events through November 11, 2022, when these financial statements were available to be issued. There are no other material subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Lever Global Corporation (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all of their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly-owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

The Company had a soft launch of the App in the third quarter of fiscal 2022 on the iOS App Store. Currently, the App allows the subscribers to analyze their existing student loans and recommend programs the US Department of Education offers after ~~the~~ initial assessment and processes enrollments into these programs. The App provides a list of qualified federal programs. The subscribers can digitally enroll in these programs by uploading or self-declaring their W-2, wage, or tax statements through the App. If subscribers are accepted for a federal program, the App manages their annual certifications for a monthly subscription fee. The average life of a loan is twenty-one years. The Company has partnered with Array US, Inc. to give subscribers personalized credit and financial data through the App, allowing them to understand their borrowing capacity better. The subscribers can also use the information to manage their credit scores.

Moving forward, in the fourth quarter of fiscal 2022, the Company intends to add a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature that will show the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend and invest through the development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in the fourth quarter of fiscal 2022 and fiscal 2023, respectively. There is no assurance that the Company will be successful in future plans.

The App allows everyday people to directly negotiate, enroll, repay, and settle student loans for the US market without the complexity and confusion of the fine print. The App helps subscribers with debt management - negotiation, repayment, and settlement. We are committed to providing our subscribers with impartial guidance in their journey toward financial independence. The App will be available on the Play Store (Android), and App Store (iOS) under Lever App (the “App”) as its brand name for a subscription-based fee billed monthly or annually.

The App will help the subscriber directly negotiate debt through continued education and recommendations on how and when to refinance the student loan, federal student loan prequalification and enrollment, access credit scores, and other features that enable subscribers to manage their debt obligations smartly, intuitively, and cost-effectively. The Company initially intends to target student debt holders in the United States as its primary customer base. The Company believes that manually managing debt is complex and time-consuming, which involves actively monitoring personal finances, estimating payments, negotiating with lenders, and finding the proper federal and state grants and loan arrangements. It isn’t easy to maintain and monitor these loan terms with annual renewals that can last up to twenty-one (21) years on average.

A student loan default has severe consequences for the borrower as it damages the borrower’s credit score, making it difficult to qualify for future loans. Still, the borrower may also be subject to wage garnishment when the lender automatically takes a portion of the paycheck to repay the loan. In addition, defaulting on a student loan can lead to the seizure of tax refunds and Social Security benefits. The Company believes if borrowers are struggling to make student loan payments, it’s crucial to take action before falling too far behind. The Lever App allows the borrower to contact the loan servicer to discuss options, including deferment or forbearance. The Company believes taking action through its intuitive technology can help them avoid the devastating consequences of student loan default.

The Company believes the student loan borrower will benefit from the App. Our Application Program Interface (APIs) and artificial intelligence (AI) driven programming connect them to the right and relevant federal loan programs with the most favorable terms – qualifying amount and rate, enroll and save with a few clicks. The Lever App further informs the subscribers when and how to refinance their student loans. Based on the inputs the subscriber provides, the Lever App provides visual guidelines on how the subscriber’s budget and spending suit their student loan repayments.

The Lever App provides subscribers instant matches through Student Aid, the largest provider of financial aid for college in the United States, and other Federal student aid programs. The subscriber can access the complex world of student debt management in an easy four-step process through the Lever App, which includes:

●	Basic subscriber information per KYC requirements,

●	The subscriber links one or multiple loans in real-time, also known as Enrollment,

●	The software matches with up to three (3) options to manage loans (deferment or forbearance or reduced payments, etc.), and

●	The subscriber picks the best option to connect to the best United States Government aid program to complete the application.

Once subscribers sync their respective loans with the Lever App, the software automates with a data-driven algorithm to match users with qualifying federal loan programs. The App also provides credit score insights and payment round-up technology using open banking protocols that help and recommend that loan borrowers contribute micro amounts towards their loan principal, save on years of interest and reach financial independence faster and better with the App.

From March 24, 2022 (‘Inception Date’) to June 30, 2022, the Company did not earn any revenue. The Company expects to earn revenues through a subscription-based model, which will charge monthly recurring fees to subscribers. The Company is currently developing and testing the App, which it expects to market and launch in the fourth quarter of fiscal 2022. The App will be available on the App Store and PlayStore.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the fourth quarter of fiscal 2022. Our independent auditors have raised concerns about our ability to continue as a going concern. We expect the Company to raise significant additional capital to accomplish its growth plan over the next twelve months. However, there can be no assurance that financing and/or capital might be available to the Company.

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company did not earn revenues from March 24, 2022 (inception) to June 30, 2022.

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and Australia. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Complete the App in the third quarter of fiscal 2022 with the soft launch, and launch the App officially to the public in the fourth quarter of fiscal 2022;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary debt management platform and introduce other innovative debt management tools for the United States student loan borrowers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan payment from day-to-day debit card usage.

Financial Conditions at June 30, 2022

On June 30, 2022, the Company had $1,332,233 cash to execute its business plan and accumulated a deficit of $797,730. The Company had a working capital surplus of $1,502,179 on June 30, 2022. LHPL provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

The Company believes it has the necessary funding and in-house capabilities to develop and successfully launch the App. The Company budgets $500,000 for sales and marketing campaigns in the next twelve months. Should we require additional capital to the extent the Company’s operations are insufficient to fund its capital requirements, the Company may attempt to raise capital through the issuance of equity or debt. The Company’s ability to continue as a going concern may depend on Management’s plans’ success. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary should the Company be unable to continue as a going concern.

Financial Conditions at May 31, 2022

On May 31, 2022, the Company had $2,048,908 cash to execute its business plan and accumulated a deficit of $567,791. The Company had a working capital surplus of $2,077,853 on May 31, 2022. LHPL provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

The Company believes it has the necessary funding and in-house capabilities to develop and successfully launch the App. The Company budgets $500,000 for sales and marketing campaigns in the next twelve months. Should we require additional capital to the extent the Company’s operations are insufficient to fund its capital requirements, the Company may attempt to raise capital through the issuance of equity or debt. The Company’s ability to continue as a going concern may depend on Management’s plans’ success. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022, compared with Three Months Ended June 30, 2021

The Company did not generate any revenue during the three months ending June 30, 2022, and 2021. During the three months ending June 30, 2022, and 2021, the Company had a net income loss of $481,616 and $0.

During the three months ending June 30, 2022 and 2021, the Company incurred general & administrative costs (“G and A”) of $353,409 and $0. During the three months ending June 30, 2022, and 201, the Company incurred sales and marketing costs of $127,910 and $0. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meet and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending June 30, 2022, and 2021, the office’s rent payment or membership fee was $23,311 and $0, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s rent payment or membership fee would be $6,000 per month.

Six Months Ended June 30, 2022, compared with Six Months Ended June 30, 2021

The Company did not generate any revenue during the six months ending June 30, 2022, and 21. During the six months ending June 30, 2022, and 2021, the Company had a net income loss of $797,730 and $0.

During the six months ending June 30, 2022 and 2021, the Company incurred general & administrative costs (“G and A”) of $555,728 and $0. During the six months ending June 30, 2022, and 201, the Company incurred sales and marketing costs of $234,205 and $0. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meet and greet, online marketing on industry websites, press releases, and other public relations activities.

For the six months ending June 30, 2022, and 2021, the office’s rent payment or membership fee was $23,311 and $0, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s rent payment or membership fee would be $6,000 per month.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, we had a cash balance of $1,332,233. The Company had a working capital surplus of $1,502,179 on June 30, 2022.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following June 30, 2022. From inception to June 30, 2022, the Company had not earned any revenues and had an operating loss of $797,730. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for a maximum of twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over the next twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

In the next twelve months, the Company will continue to invest in sales, marketing, product support, development of technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditures to increase to up to $250,000 in the next twelve months to support the growth, which mainly includes software development, acquisition of complementary software, and purchasing of computers and servers. In addition, the Company estimates additional expenditure needed to be $500,000, which provides for $100,000 and $400,000 for sales & marketing, and working capital, respectively.

For the next six to nine months, we expect existing cash on hand, cash flows from operations, and access to funding to be sufficient to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. However, we may need additional funds to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

We have not generated significant revenues from inception to June 30, 2022. As of June 30, 2022, and May 31, 2022, the Company accumulated a deficit of $797,730 and $567,791, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our Management’s discussion, and analysis of our financial condition and results of operations on our financial statements, which we have prepared following the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material and uncertain in the current economic environment due to COVID-19.

In more detail, we have described significant accounting policies in Note 2 of our Form S-/A (Amendment 3) statements filed with the SEC on September 19, 2022. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected not to avail ourselves of the delayed adoption of new or revised accounting standards. Therefore, we will adopt new or revised generally accepted accounting principles in the United States on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of the inception date of March 24, 2022, for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in Form S-/A (Amendment 3) statements filed with the SEC on September 19, 2022, we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2022, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, Management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended June 30, 2022 and 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

There are no legal proceedings against the Company, and the Company is unaware of any proceedings contemplated against it.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVER GLOBAL CORPORATION

Date: November 14, 2022	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: November 14, 2022	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

