Form 10-Q
period 2022-09-30
Lever Global Corp
filed 2022-11-14
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

3

PART I.

Item 1.	Financial Statements.

LEVER GLOBAL CORPORATION

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	May 31, 2022 (Audited)
Assets
Current assets:
Cash	$492,900	$2,011,074
Related party trust amount	-	37,833
Accounts receivable	11,815	-
Prepaid expenses	148,436	78,945
Total Current assets	653,151	2,127,853
Contributed tangible software	758,316	758,316
Capitalized software	866,965	285,856
Total assets	$2,278,432	$3,172,025
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,200	-
Stock issuable liability	50,000	50,000
Total Current liabilities	54,200	50,000
Total liabilities	54,200	50,000
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of September 30, 2022 and May 31, 2022	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 63,660,926 shares issued and outstanding as of September 30, 2022 and May 31, 2022	6,366	6,366
Additional paid-in capital	3,682,950	3,682,950
Accumulated deficit	(1,465,584)	(567,791)
Total stockholders’ equity	2,224,232	3,122,025
Total liabilities and stockholders’ equity	$2,278,432	$3,172,025

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Subscription fees	$16,878	-	16,878	-
Total revenue	16,878	-	16,878	-
Cost of sales
Subscription & software	17,663	-	17,663	-
Total cost of sales	17,663		17,663
Gross profit	(785)	-	(785)	-
Operating expenses:
General and administrative	354,667	-	910,395	-
Sales and marketing	312,441	-	546,646	-
Total operating expenses	667,108	-	1,457,041	-
Operating income (loss)	(667,893)	-	(1,457,826)	-
Other income (expense):
Other interest expense	39	-	(7,420)	-
Other income (expense)	-	-	(338)	-
Total other expense	39	-	(7,758)	-
Income (loss) before provision for income taxes	(667,854)	-	(1,465,584)	-
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(667,854)	-	(1,465,584)	-
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	63,660,926	-	61,960,260	-

See accompanying notes to the financial statements

F-3

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(797,730)	$2,892,086
September 30, 2022
Net Loss	-	-	-	-	-	(667,854)	(667,854)
Balance, September 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,465,584)	$2,224,232

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Nine Months Ended September 30, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	758,316	-	758,316
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(1,465,584)	(1,465,584)
Balance, September 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,465,584)	$2,224,232

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net loss	$(1,465,584)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	13,913	-
Preferred stock issued for services	500	-
Common stock issued for services	26,000	-
Contributed tangible software	(758,316)	-
Change in assets and liabilities:		-
Stock payable for services	50,000	-
Accounts receivable	(11,815)	-
Prepaid expenses	(148,436)	-
Accounts payable	4,200	-
Net cash used in operating activities	$(2,289,538)	$-
Investing Activities:
Capitalized software	(880,878)	-
Net cash used in investing activities	$(880,878)	$-
Financing Activities:
Paid-in-capital for related party contribution	758,316	-
Common stock issued for cash	2,905,000	-
Net cash provided by financing activities	$3,663,316	$-
Net increase (decrease) in cash	492,900	-
Cash at beginning of the period	-	-
Cash at end of the period	$492,900	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	500,000	-

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

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the fourth quarter of fiscal 2022. The Company had a soft launch of the App in the third quarter of fiscal 2022; as a result, we have generated $16,878 for the three months ending September 30, 2022.

The App allows everyday people to directly negotiate, enroll, repay, and settle student loans for the US market without the complexity and confusion of the fine print. The App helps subscribers with debt management - negotiation, repayment, and settlement. We are committed to providing our subscribers with impartial guidance in their journey toward financial independence. The App will be available on the Play Store (Android) and App Store (iOS) under Lever App (the “App”) as its brand name for a subscription-based fee billed monthly or annually.

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

The Company believes the student loan borrower will benefit from the App. Our Application Program Interface (APIs) and artificial intelligence (AI) driven programming connect them to the right and relevant federal loan programs with the most favorable terms – qualifying amount and rate, enrolling and saving with a few clicks. The Lever App further informs the subscribers when and how to refinance their student loans.

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

The Lever App provides subscribers instant matches through Student Aid, the largest provider of financial aid for college in the United States, and other Federal student aid programs. The subscriber can access the complex world of student debt management in an easy four-step process through the Lever ~~Debt~~ App, which includes:

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

To spread the word, the Company has engaged celebrities and influencers, such as Austin Reaves (Age 23), to promote and endorse Company’s products and services to target audiences. The Company carefully executes its media strategy by using billboard signage, street posters, bus ads, social media posting, digital TV ads, creating video-on-demand advertising, and attending events at schools, colleges, and university campuses.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of September 30, 2022, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending September 30, 2022, and for May 31, 2022, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2022. On September 30, 2022, and May 31, 2022, the Company had $492,900 and $2,048,908 cash and cash equivalent held at the financial institution, including $0 and $37,833 held at the related party trust account.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $312,441 and $546,646 in sales, marketing, and advertising costs (“sales and marketing”) for the three and nine months ending September 30, 2022. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 46.84% and 37.52% of the total expenses for the three and nine months ending September 30, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2022. On September 30, 2022, and May 31, 2022, the Company had $492,900 and $2,048,908 cash and cash equivalent held at the financial institution, including $0 and $37,833 held at the related party trust account.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. From the three and nine months ending September 30, 2022, the Company incurred $0 and $46,960 in R and D costs to determine the technical feasibility of the Lever App for the US market. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the period ending September 30, 2022.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contributed Software Code

Lever Holdings Pty Ltd. (LHPL) provided the working base source code for the launch of the Company, valued at $758,316, as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed to it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technical feasibility, if significant. We amortize the capitalized software development costs using the straight-line amortization method over the application software’s estimated useful life.

The Company established the technical feasibility of the Lever Debt App’s design specifications for the US market in 2022. By the end of March 31, 2022, the Company completed the activities (planning, designing, coding, and testing) necessary to establish that it can launch and market the App. The Company is revising the user interface and building additional features to better the App for official public launch in the fourth quarter of fiscal 2022.

The Company estimates the useful life of the software to be three (3) years. Amortization expense was $13,913 for the three and nine months ended September 30, 2022, and the Company classifies such cost as the Cost of Sales.

Capitalized Software Costs

At September 30, 2022, the gross capitalized software asset was $880,877. At the end of September 30, 2022, accumulated software amortization expenses were $13,913. As a result, the unamortized balance of capitalized software on September 30, 2022, was $866,498.

The Company launched version 1 of the App in August 2022. As a result, we are amortizing the gross capitalized cost as amortization expense, and the Company classifies such cost as the Cost of Sales.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

September 30, 2022
USD: AUD	$1.5647

Average exchange rate for the period:

July 1 to September 30, 2022
USD: AUD	$1.4636

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2022, the Company had 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the nine months ending September 30, 2022, common stock equivalents were anti-dilutive due to a net loss. Hence they are not considered in the computation.

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

The Company adopted the ASU 2018-13 as of March 24, 2022. The Company used the Level 1I and II Fair Market Measurement to record, at cost, source code as tangible assets valued at $758,316. We evaluate contributed tangible software for impairment at least annually to confirm if the carrying amount of contributed tangible software exceeds their fair value. The contributed tangible software primarily consists of the source code of the Lever Debt App, fundamental testing of the App in a similar market, and a relationship with the software development and marketing team. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our contributed tangible software. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for September 30, 2022.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On September 30, 2022, the accumulated deficit was $1,465,584. On September 30, 2022, the working capital surplus was $598,951. The increase in the working capital surplus was mainly due to the equity capital raise in May 2022.

From March 24, 2022 (“Inception”) and September 30, 2022, the Company incurred a net loss of $1,465,584. From March 24, 2022 (“Inception”) and September 30, 2022, the Company generated revenue of $16,878.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of September 30, 2022, the Company had $492,900 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following September 30, 2022. From inception to September 30, 2022, the Company had not earned any revenues and had an operating loss of $1,465,584. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Mr. McKendrick, CEO, and founder has also founded LHPL, a debt management software company catering to the Australian market. LHPL provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software. The Company estimated the value of the source code using the cost approach as it was a related party transaction.

At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225. LHPL provided seed capital to Mr. McKendrick for $500,000 to start Lever Appin the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 common stock valued at $0.0248 per share to LHPL’ shareholders. As a result of this conversion, Mr. McKendrick received 7,500,000 common stock of the Company and founding shares of common and preferred stock. Mr. McKendrick transferred 220,000 shares to a software developer.

Mr. Stephen Copulos has funded the Company since its inception for $2,392,547. Mr. Copulos currently owns 33,344,105 common stock of the Company, representing 52.38% of issued and outstanding shares of the Company as of September 30, 2022. Mr. Copulos received these shares from the note conversion and for cash consideration.

NOTE 5. NOTES PAYABLE – RELATED PARTY

LHPL 500K Notes Payable ($500,000)

LHPL provided seed capital to Mr. McKendrick for $500,000 to start Lever App in the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 common stock valued at $0.0248 per share to LHPL. On September 30, 2022, the LHPL 500K Note balance was zero.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $38,800 and $62,111 for the three and nine months ending September 30, 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

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

Accrued Interest

As of September 30, 2022, there are no accrued interests.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Shares

As of September 30, 2022, the Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share. As of September 30, 2022, the Company had 63,660,926 common shares and 5,000,000 preferred shares issued and outstanding. The preferred stock has twenty (20) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On March 24, 2022, the Board agreed to issue 5,000,000 shares of Preferred Stock to TJM Capital LLC, a limited liability company owned by Mr. McKendrick as the founder, in consideration of services rendered to the Company. As of September 30, 2022, the Company had 5,000,000 preferred shares issued and outstanding.

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

The Lever App provides subscribers instant matches through Student Aid, the largest provider of financial aid for college in the United States, and other Federal student aid programs. The subscriber can access the complex world of student debt management in an easy four-step process through the Lever Debt App, which includes:

●	Basic subscriber information per KYC requirements,
●	The subscriber links one or multiple loans in real-time, also known as Enrollment,
●	The software matches with up to three (3) options to manage loans (deferment or forbearance or reduced payments, etc.), and
●	The subscriber picks the best option to connect to the best United States Government aid program to complete the application.

Once subscribers sync their respective loans with the Lever Debt App, the software automates with a data-driven algorithm to match users with qualifying federal loan programs. The App also provides credit score insights and payment round-up technology using open banking protocols that help and recommend that loan borrowers contribute micro amounts towards their loan principal, save on years of interest and reach financial independence faster and better with the App.

The Company expects to continue to earn revenues through a subscription-based model, which will charge monthly recurring fees to subscribers. The Company is currently developing and testing the App, which it expects to market and launch in the fourth quarter of fiscal 2022. The App will be available on the App Store and PlayStore.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the fourth quarter of fiscal 2022. From March 24, 2022 (‘Inception Date’) to September 30, 2022, the Company earned $16,878 in subscription revenue. Our independent auditors have raised concerns about our ability to continue as a going concern. We expect the Company to raise significant additional capital to accomplish its growth plan over the next twelve months. However, there can be no assurance that financing and/or capital might be available to the Company.

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. From March 24, 2022 (‘Inception Date’) to September 30, 2022, the Company earned $16,878 in subscription revenue.

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

Financial Conditions at September 30, 2022

On September 30, 2022, the Company had $492,900 cash to execute its business plan and accumulated a deficit of $1,465,584. The Company had a working capital surplus of $598,951 on September 30, 2022. LHPL provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022, compared with Three Months Ended September 30, 2021

The Company generated $16,878 and $0 in revenue during the three months ending September 30, 2022 and 2021. During the three months ending September 30, 2022, and 2021, the Company had a net income loss of $667,854 and $0.

During the three months ending September 30, 2022 and 2021, the Company incurred general & administrative costs (“G and A”) of $354,667 and $0. During the three months ending September 30, 2022 and 2021, the Company incurred sales and marketing costs of $312,441 and $0. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meet and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending September 30, 2022, and 2021, the office’s rent payment or membership fee was $38,800 and $0, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s rent payment or membership fee would be $6,000 per month.

Nine Months Ended September 30, 2022, compared with Nine Months Ended September 30, 2021

The Company did not generate any revenue during the nine months ending September 30, 2022, and 21. During the nine months ending September 30, 2022, and 2021, the Company had a net income loss of $1,465,584 and $0.

During the nine months ending September 30, 2022 and 2021, the Company incurred general & administrative costs (“G and A”) and sales and marketing costs of $910,395 and $0. During the nine months ending September 30, 2022 and 2021, the Company incurred sales and marketing costs of $546,646 and $0. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meet and greet, online marketing on industry websites, press releases, and other public relations activities.

For the nine months ending September 30, 2022, and 2021, the office’s rent payment or membership fee was $62,111 and $0, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s rent payment or membership fee would be $6,000 per month.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had a cash balance of $492,900. The Company had a working capital surplus of $598,951 on September 30, 2022.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following September 30, 2022. From inception to September 30, 2022, the Company had not earned any revenues and had an operating loss of $1,465,584. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for a maximum of twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over the next twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

We generated $16,878 in revenues from inception to September 30, 2022. As of September 30, 2022, and May 31, 2022, the Company accumulated a deficit of $1,465,584 and $567,791, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2022, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, Management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months Ended September 30, 2022 and 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

