Form 10-K
period 2022-12-31
Lever Global Corp
filed 2023-07-05
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2022

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

(800) 309-5983

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	Na	Na

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 27, 2023, of $0.75 per share, the last business day of the registrant’s most recently completed first quarter, was approximately $47,745,695.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on June 27, 2023, was 63,660,926.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition, operations results, and any forward-looking statements are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-K. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend and undertake no obligation to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I

ITEM 1.	BUSINESS

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

In the fourth quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature showing the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend and invest through the development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in the fiscal 2023. There is no assurance that the Company will be successful in its plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2023. The Company had a soft launch of the App in the third quarter of fiscal 2022; as a result, we have generated $16,878 for the three months ending December 31, 2022.

The App allows everyday people to directly negotiate, enroll, repay, and settle student loans for the US market without the complexity and confusion of the fine print. The App helps subscribers with debt management - negotiation, repayment, and settlement. We are committed to providing our subscribers impartial guidance in their journey toward financial independence. The App will be available on the Play Store (Android) and App Store (iOS) under Lever App (the “App”) as its brand name for a subscription-based fee billed monthly or annually.

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

Based on the inputs the subscriber provides, the Lever App provides visual guidelines on how the subscriber’s budget and spending suit their current and future liabilities, including their student loan repayments, and provides a smarter way to repay their debts through features like payment roundups and extra repayment recommendations, to help a subscriber pay off the liabilities smarter, without affecting their existing spending habits.

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

Business Strategy

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and globally. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Completed version 1 of the App in the third quarter of fiscal 2022 with the soft launch, and launch the App officially to the public in the third quarter of fiscal 2023;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary liabilities and debt management app and introduce other innovative repayments, finance, and spending features for United States consumers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and;

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan repayment from day-to-day debit card usage and investments such as IRAs and 401Ks.

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

The App’s official launch is expected to be in the third quarter of fiscal 2023. The Company intends to use traditional marketing strategies such as billboard signage, digital TV ads, creating video-on-demand advertising, and attending events at schools, colleges, and university campuses after the App’s official launch. Currently, the Company uses only online marketing, mainly social media campaigns, including engagement of celebrities and influencers and educational and other incentives-based posts on social media, to drive online traffic to its websites or directly to the App Store.

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

The personal debt management industry is highly fragmented and diversified, with several large and small companies offering various debt management solutions. Our direct and indirect competition includes but is not limited to HR benefits platforms, round-up saving and investing apps, personal finance and credit bureau platforms, personal finance educational tools, and other personal debt management companies. General financial content providers may also be considered indirect competition. Our target market is student loan borrowers looking to better their financial future by paying their loans and saving money. We offer a unique solution catered to student loan management in the most comprehensive and user-friendly way for the borrower and the servicer.

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

According to the Harvard Kennedy School report (8), the fintech industry deals with the dangers of potential misuse and abuse of consumer data. This includes but is not limited to the loss of privacy; violation of data security; increasing risks of fraud and scams; unfair and discriminatory uses of data and data analytics against rules and regulations; uses of data that are non-transparent to both consumers and regulators; harmful manipulation of consumer behavior; and risks that tech firms entering the financial or financial regulatory space will lack adequate knowledge, operational effectiveness, and stability.

The student loan forgiveness debate has entered into the national conversation. White House officials plan to cancel $10,000 in student debt per borrower after months of internal deliberations over how to structure loan forgiveness for tens of millions of Americans. According to Committee for a Responsible Federal Budget, a nonpartisan think tank wiping out $10,000 of debt per borrower could cost roughly $230 billion.

The Company firmly believes that the student loan industry will continue to be the fastest-growing source of debt for the United States households. Student loans are now the largest source of unsecured debt in the United States. They have become a financial industry, especially with its secondary market and student loan asset-backed securities.

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

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of December 31, 2022, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries and reported infections globally. Many countries worldwide, including the United States, implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the business. Even though the pandemic appears to slow down and is in control, these measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2022, throughout the report may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

Description of Company’s Securities to be Registered

Effective September 19, 2022, the Company incorporated by reference the description of its common stock, par value $0.0001 per share, to be registered hereunder contained under the heading “Description of Securities” in the Company’s Registration Statement on Form S-1/A (File No. 333-266157), as initially filed with the Securities and Exchange Commission (the “Commission”) on September 19, 2022, as subsequently amended (the “Registration Statement”). Since the Registration Statement filing, the Company has made all required filings pursuant to Section 15(d) and has continued to file all reports voluntarily.

ITEM 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	OPERATING LEASES

The rental expense was $78,636 for the fiscal year ending December 31, 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

From May 2022 to the present, the Company leases office space in West Hollywood from an unrelated party for a year. The office’s rent payment is $6,000 per month as the General and administrative expenses.

The agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. The Company has no long-term obligations to continue as a tenant in the Hollywood Office.

ITEM 3.	LEGAL PROCEEDINGS

There is no material pending legal or governmental proceedings other than ordinary routine litigation incidental to the business. The Company or any of its subsidiaries is a party, or their property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARES ELIGIBLE FOR FUTURE SALE

At present, we do not have a public market; the selling shareholders will offer and sell their shares at a fixed price until our shares are listed on a national securities exchange or quoted on the OTC Bulletin Board, OTCQX, or OTCQB, or any other stock exchange, at which time they may be sold at prevailing market prices or in privately negotiated transactions. Future sales of substantial amounts of our Common Shares in the public market, including Common Shares issued upon the exercise of outstanding options or warrants, or debt conversion, or the anticipation of these sales, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through sales of equity securities.

Holders

We have 63,660,926 Common Shares issued and outstanding held by 77 shareholders of record, calculated as of December 31, 2022, by our Direct Transfer, LLC., a subsidiary of Issuer Direct Corporation, our Transfer Agent, assuming no exercise of outstanding options or warrants and no exercise of the underwriters’ option. All of the Common Shares sold in this offering will be freely tradable without restriction immediately following this offering, except that any Common Shares purchased by our affiliates, as that term is defined in Rule 144 under the Securities Act, may only be sold in compliance with the limitations described below. All remaining Common Shares held by existing shareholders immediately before this offering will be “restricted securities” as defined in Rule 144. These restricted securities were issued and sold by us in private transactions and are eligible for public sale only if registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act, including the exemptions provided by Rule 144 or Rule 701, summarized below.

Dividends

The Company did not declare any cash dividends for the December 31, 2022 fiscal year. Our Board of Director(s) (currently constituted by Trent M. McKendrick) does not intend to distribute any cash dividends in the near term. The Board of Directors decides the declaration, payment, timing, and amount of future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. There is no assurance that the Company shall pay any future dividends. If the Company decides to pay dividends, there is no assurance concerning dividends.

Sale of Restricted Securities

Our Common Shares sold pursuant to this offering will be registered under the Securities Act and, therefore, freely transferable, except for our affiliates’ shares. Our affiliates will be deemed to own “control” securities not registered for resale under the registration statement covering this Report. Individuals who may be considered our affiliates after this offering include individuals who control, are controlled by, or are under common control with us, as those terms generally are interpreted for federal securities law purposes. These individuals may include some or all of our directors and executive officers. Individuals who are our affiliates are not permitted to resell their securities unless such securities are separately registered under an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act is available, such as Rule 144.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years reported previously reported as required in Quarterly Reports on Form 10-Q filed November 14, 2022.

Rule 144

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns “restricted securities” (i.e., securities that are not registered by an effective registration statement) of a “reporting company” may not sell these securities until the person has beneficially owned them for at least six months. Thereafter, affiliates may not sell within any three months a number of shares above the greater of: (i) 1 percent of the then outstanding shares as shown by the most recent report or statement published by the issuer; and (ii) the average weekly reported trading volume in such securities during the four preceding calendar weeks.

Sales under Rule 144 by our affiliates will also be subject to restrictions relating to the manner of sale, notice, and the availability of current public information about us. They may be affected only through unsolicited brokers’ transactions.

Persons not deemed to be affiliates who have beneficially owned “restricted securities” for at least six months but less than one year may sell these securities, provided that current public information about the Company is “available,” which means that, on the date of sale, we have been subject to the reporting requirements of the Exchange Act for at least ninety days and are currently in our Exchange Act filings. After beneficially owning “restricted securities” for one year, our non-affiliates may engage in unlimited resales of such securities.

Shares received by our affiliates in this offering, upon exercise of stock options, or upon vesting other equity-linked awards may be “control securities” rather than “restricted securities.” “Control securities” are subject to the same volume limitations as “restricted securities” but are not subject to holding period requirements.

Rule 701

Rule 701 generally allows a shareholder who purchased our Common Shares pursuant to a written compensatory plan or contract and who is not deemed to have been our affiliate during the immediately preceding ninety days to sell those shares in reliance upon Rule 144, but without being required to comply with the public information, holding period, volume limitation, or notice provisions of Rule 144. Rule 701 also permits our affiliates to sell their Rule 701 shares under Rule 144 without complying with the holding period requirements of Rule 144. However, all holders of Rule 701 shares are required to wait until ninety days after the date of this Report before selling such shares pursuant to Rule 701 and until the lock-up period described below expires.

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD AND OTC LINKS

We intend to have our common stock quoted on the OTC Bulletin Board and/or OTC Link. If our securities are not quoted on the OTC Bulletin Board and/nor OTC Link, a security holder may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers, and (ii) securities admitted to the quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for a quotation on the OTC Bulletin Board and/or OTC Link, the Company’s equity security requires one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board and/or OTC Link, our securities will trade on the OTC Bulletin Board and/or OTC Link until a future time, if at all. We may not now, and it may never qualify for a quotation on the OTC Bulletin Board and/or OTC Link.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth due to general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

In the fourth quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature showing the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend and invest through the development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in the fiscal 2023. There is no assurance that the Company will be successful in future plans.

The App allows everyday people to directly negotiate, enroll, repay, and settle student loans for the US market without the complexity and confusion of the fine print. The App helps subscribers with debt management - negotiation, repayment, and settlement. We are committed to providing our subscribers impartial guidance in their journey toward financial independence. The App will be available on the Play Store (Android) and App Store (iOS) under Lever App (the “App”) as its brand name for a subscription-based fee billed monthly or annually.

The App will help the subscriber directly negotiate debt through continued education and recommendations on how and when to refinance the student loan, federal student loan prequalification and enrollment, access credit scores, and other features that enable subscribers to manage their debt obligations smartly, intuitively, and cost-effectively. The Company initially intends to target student debt holders in the United States as its primary customer base. The Company believes that manually managing debt is complex and time-consuming, which involves actively monitoring personal finances, estimating payments, negotiating with lenders, and finding the proper federal and state grants and loan arrangements. Maintaining and monitoring these loan terms with annual renewals that can last up to twenty-one (21) years on average isn’t easy.

A student loan default has severe consequences for the borrower as it damages the borrower’s credit score, making it difficult to qualify for future loans. Still, the borrower may also be subject to wage garnishment when the lender automatically takes a portion of the paycheck to repay the loan. In addition, defaulting on a student loan can lead to the seizure of tax refunds and Social Security benefits. The Company believes that if borrowers struggle to make student loan payments, it’s crucial to take action before falling too far behind. The Lever App allows the borrower to contact the loan servicer to discuss options, including deferment or forbearance. The Company believes acting through its intuitive technology can help them avoid the devastating consequences of student loan default.

The Company believes the student loan borrower will benefit from the App. Our Application Program Interface (APIs) and artificial intelligence (AI) driven programming connect them to the right and relevant federal loan programs with the most favorable terms – qualifying amount and rate, enroll and save with a few clicks. The Lever App further informs the subscribers when and how to refinance their student loans. Based on the subscriber’s inputs, the Lever App provides visual guidelines on how the subscriber’s budget and spending suit their student loan repayments.

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

Once subscribers sync their respective loans with the Lever App, the software automates with a data-driven algorithm to match users with qualifying federal loan programs. The App also provides credit score insights and payment round-up technology using open banking protocols that help and recommend that loan borrowers contribute micro amounts towards their loan principal, save on years of interest, and reach financial independence faster and better with the App.

The Company expects to continue to earn revenues through a subscription-based model, which will charge monthly recurring fees to subscribers. The Company is developing and testing the App, which it expects to market and launch in the fourth quarter of fiscal 2022. The App will be available on the App Store and PlayStore.

We are a development stage entity devoting all our efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2023. From March 24, 2022 (‘Inception Date’) to December 31, 2022, the Company earned $16,878 in subscription revenue. Our independent auditors have raised concerns about our ability to continue as a going concern. We expect the Company to raise significant additional capital to accomplish its growth plan over the next twelve months. However, there can be no assurance that financing and/or capital might be available to the Company.

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. From March 24, 2022 (‘Inception Date’) to December 31, 2022, the Company earned $16,878 in subscription revenue.

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and Australia. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Completed the App in the third quarter of fiscal 2022 with the soft launch, and launch the App officially to the public in the third quarter of fiscal 2023;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary debt management platform and introduce other innovative debt management tools for the United States student loan borrowers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan payment from day-to-day debit card usage.

Financial Conditions at December 31, 2022

On December 31, 2022, the Company had $315,788 cash to execute its business plan and accumulated a deficit of $1,932,194. The Company had a working capital surplus of $75,299 on December 31, 2022. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316; the contributed tangible software.

The Company believes it has the necessary funding and in-house capabilities to develop and successfully launch the App. The Company budgets $500,000 for sales and marketing campaigns in the next twelve months. Should we require additional capital to the extent the Company’s operations are insufficient to fund its capital requirements, the Company may attempt to raise capital through the issuance of equity or debt. The Company’s ability to continue as a going concern may depend on Management’s plans’ success. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and liabilities that might be necessary should the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2022

The Company generated $16,878 for the fiscal year ending on December 31, 2022. During the fiscal year ending December 31, 2022, the Company had a net income loss of $1,932,194.

During the fiscal year ending on December 31, 2022, the Company incurred general & administrative costs (“G and A”) of $1,189,111. During the fiscal year ending on December 31, 2022, the Company incurred sales and marketing costs of $690,212. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer promotion events, online marketing on industry websites, press releases, and other public relations activities.

For the fiscal year ending on December 31, 2022, the office’s rent payment or membership fee was $78,636, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, we had a cash balance of $315,788. The Company had a working capital surplus of $75,299 on December 31, 2022.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. From inception to December 31, 2022, the Company had earned $16,878 in revenues and had an operating loss of $1,923,711. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for a maximum of twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over the next twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

We generated $16,878 in revenues from inception to December 31, 2022. As of December 31, 2022, the Company accumulated a deficit of $1,932,194. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-20 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended December 31, 2022, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Trent McKendrick	37	President/CEO/CFO/Director
Tanya Garcia	28	Marketing Officer

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors meeting, following the annual meeting of stockholders, and until their successors have been elected and qualified.

Trent McKendrick, Founder, President, CEO, and Director

Trent McKendrick founded the Company on March 24, 2022, and has been serving as its CEO and Director till the present. Mr. McKendrick has started several fintech companies focusing on credit and debt management for consumers and businesses. From January 2021 to the present, Mr. McKendrick founded Lever Holdings Pty Ltd., an innovation leader in consumer-driven digital debt negotiation and management companies for consumers in Australia. Lever Holdings allows consumers to use the app to negotiate and manage debts and outstanding bills such as parking tickets, fines, utility bills, phone bills, car finance loans, and even debt collection demands available on the iOS App Store and PlayStore. From May 2020 to November 2020, he worked for Focus Markets, a global financial market trading app, as Head of Markets. He helped establish the team, business marketing, and brand within the Australian financial community. From November 2016 to 2018, he worked for Benchmark Compare as a Founder/Director, where he invested/built the original product prototype on pitching to investors/building market interest; it established a partnership with the Domain Group and managed product strategy and a team of developers. From November 2014 to 2016, he worked at creating Credit Clear as a Founder and Managing Director, a publicly traded company on the Australian Stock Exchange (ASX), which provides technology-enabled accounts receivable platform to over 1000 global businesses. From November 2012 to 2014, he began working as an Executive Director at IP Capital, working with domestic/international clientele to influence capital raising and book building. From July 2009 to August 2012, he worked as an Executive Director of Corporate Sales for Halifax Investment Services. He developed/launched the Melbourne office, designed, trained, managed 36 brokers/dealers, and ran a buy book for wholesale and HNW clients. From September 2009 to August 2011, he worked as an Investment Officer for Bridge-Way Capital. He established FUM pipeline and built event-driven plays, long/short pairs trading, and strategic positions based on bottom-up and top-down views across ASX200 sectors. From July 2006 to July 2009, he worked as a Trading Analyst for Pegasus Asset Management Limited. From June 2004 to July 2006, he worked as an intern portfolio manager at Beaconwood Securities Pty Ltd., a family office & a merchant bank, where he analyzed small-cap technology and industrial publicly traded companies. Mr. McKendrick received accreditation as equivalent to BS (Finance) from Marquette University, Milwaukee, WI, in July 2022.

Tanya Garcia, Marketing Manager

As of June 2022, Tanya Garcia is the Marketing Officer at Lever Global Corporation. Ms. Garcia is responsible for developing and implementing Lever’s branding and marketing initiatives. Ms. Garcia oversees the execution of social media, product, and digital marketing strategies. Ms. Garcia also heads initiatives involving high-profile influencers. Her experience and skills bring a unique approach to Lever’s marketing strategy with an internal team recently recruited to be guided by Ms. Garcia. From December 2020 to March 2022, Ms. Garcia worked as Nike’s Marketing and Launch Specialist. Ms. Garcia was responsible for strategizing and creating processes for in-store product launches. Ms. Garcia developed structures allowing for the safe and successful launch of Nike products with revenue streams up to $70,000 in single-day activations Under her leadership, activation frequency tripled, resulting in sale numbers exceeding revenue goals for the specialty store. From March 2018 to July 2020, Ms. Garcia worked as the Marketing Manager for The Oaks Camp and Conference Center. Ms. Garcia created an automated sales and contracting system to increase sales and retention rates by 15% in the first year. Ms. Garcia restructured existing company systems and teams by consolidating and automating the workflow. Ms. Garcia also aided in rebranding the company by creating digital assets and social media content. Ms. Garcia graduated from Pepperdine University in May 2016 with a bachelor’s degree in public relations.

Term of Office

All directors serve until the next annual meeting; their successors are elected and qualified. Officers are appointed to serve for one year until the board of directors’ meeting following the stockholders’ annual meeting until the Directors’ successors have been elected and qualified.

Director of Independence

Our board of directors is currently composed of four (4) members, out of which three (3) directors are executive directors and who do not qualify as independent directors by the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The third non-executive director is an independent director. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his family members have engaged in various types of business dealings with us. Also, our board of directors has not made a subjective determination as to our director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, they would have reviewed and discussed the information provided by directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that such committees would have performed are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes such committees are unnecessary since the Company is an early start-up company with only three (3) directors. To date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our three (3) directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers other than as described above. We are unaware of any other conflicts of interest with our executive officers or directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter, or control person of our Company has, during the last ten (10) years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of the such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two (2) years prior thereto.

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the board hears the views of stockholders of directors and that the appropriate responses are provided to stockholders promptly. Our board of directors will continue to monitor whether it would be appropriate to adopt such a process during the upcoming year.

EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officer for the period from March 24, 2022, to December 31, 2022:

Name and				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
Trent McKendrick, CEO (1)	**	156,000	-0-	1,225	-0-	-0-	-0-	-0-	157,225

** Period from March 24, 2022, to December 31, 2022

(1)	Appointed CEO, President, and Director on March 24, 2022, the Company issued 7,250,000 common stock on March 24, 2022, valued at $725. The Company issued 2,750,000 common stock on March 24, 2022, valued at $275, to Trent M. McKendrick as the founder shares. The Company issued 5,000,000 preferred stock on March 24, 2022, to Mr. McKendrick at a par value valued at $500 as the founder in consideration of services rendered to the Company. As the founder, Mr. McKendrick received a total combined value of $1,225 for common and preferred stock. Mr. McKendrick’s annual salary is $208,000.

As of December 31, 2022, Mr. McKendrick is accruing his salary. The Company gives salary compensation to key executives as an employee of the Company; Mr. McKendrick commits ninety percent (90%) of his time to the Company.

The Company has not issued any bonuses or formalized option awards to its officers. The Company has issued stock-based compensation of 7,250,000 common and 5,000,000 preferred stock to Mr. McKendrick as the founder, valued at $1,225. The Company intends to provide these incentives based on meeting certain sales criteria, which the Board will review quarterly and annually. The Company has not formalized performance-based bonuses and other incentive agreements. The Company intends to pay each executive monthly at the beginning of the month.

From April 2022, the Company is paying a monthly compensation of $17,333 per month to its CEO, with increases each succeeding year should the agreement be approved annually by the Company. Mr. McKendrick is an employee performing as the CEO and CFO.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2022, or through the filing date of this report.

EMPLOYMENT AGREEMENTS

The Company has signed an employment agreement with Mr. McKendrick as the CEO and executive director. Ms. Garcia is also an employee of the Company as the Marketing Manager.

DIRECTOR COMPENSATION

We do not have a non-executive director. As a result, the Company did not pay any Directors’ compensation as of the report date. The Company intends to hire independent directors by the end of the fourth quarter of fiscal 2022.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this report, the number of shares of common and Series A Preferred Stock of our Company that is beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all sole officer and director as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities because they may not have any beneficial financial interest. Except as noted below, each person has sole voting and investment power.

As of the date of this report, we have calculated the percentages below based on 63,660,926 shares of our common stock issued and outstanding.

		Number of Shares	Percentage of Outstanding Common Shares
Name and Address (1)	Title of Class	Beneficially Owned	Prior to Offering	After Offering
Trent McKendrick (2)	Common	14,530,000	22.82%	22.82%
Tanya Garcia	Common	0	0%	0%
Stephen Copulos (3)	Common	33,344,105	52.38%	52.38%
Officer and Director as a group (2 persons)	Common	14,530,000	22.82%	22.82%

		Number of Shares	Percentage of Outstanding Preferred Shares
Name and Address (1)	Title of Class (4)	Beneficially Owned	Prior to Offering	After Offering
Trent McKendrick	Series A Preferred	5,000,000	100.00%	100.00%

As of the date of this report, we have calculated the voting power percentages below based on 163,660,926 voting shares of our common stock, including voting shares contributed from 5,000,000 Series A Preferred Shares, which have 20 non-cumulative votes per share:

		Number of Voting Shares	Percentage of Outstanding Voting Shares
Name and Address (1)	Title of Class	Beneficially Owned	Prior to Offering	After Offering
Trent McKendrick (5)	Common	114,530,000	69.98%	69.98%
Tanya Garcia	Common	0	0%	0%
Stephen Copulos	Common	33,344,105	20.37%	20.37%
Officer and Director as a group (2 persons)	Common	114,530,000	69.98%	69.98%

(1)	Addresses for all officers and directors are LEVEL 11, 9255 W SUNSET BLVD., WEST HOLLYWOOD, CA, 90069.
(2)	At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225. Lever Holdings provided seed capital to Mr. McKendrick for $500,000 to start Lever App in the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 shares valued at $0.0248 to Lever Holdings’ shareholders. As a result of this conversion, Mr. McKendrick received 7,500,000 common stock of the Company and founding shares of common and preferred stock. Mr. McKendrick transferred 220,000 shares to a software developer.
(3)	Mr. Stephen Copulos has funded the Company since its inception for $2,392,547. Mr. Copulos currently owns 33,344,105 common stock of the Company, representing 52.38% of issued and outstanding shares of the Company as of May 31, 2022. Mr. Copulos received these shares from the note conversion and for cash consideration.
(4)	Series A Preferred Shares are entitled to 20 non-cumulative votes per share on all matters presented to stockholders for action. As a result, on a vote-per-share basis, 5,000,000 Series A Preferred Shares represent 61.08% and 61.08% voting percentage Before and After the offering.
(5)	Includes 100,000,000 voting shares as a result of 5,000,000 Series A Preferred, entitled to 20 non-cumulative votes per share on all matters presented to stockholders for action.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lever Holdings 500K Notes Payable ($500,000)

Lever Holdings provided seed capital to Mr. McKendrick for $500,000 to start App in the United States. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316 as the contributed tangible software. The Company estimated the value of the source code using the income and cost approach. The Company attributed 90% value to the cost approach, closest to the actual value of developing the source code.

On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,166,042 common stock valued at $0.0248 per share to Lever Holdings. On May 31, 2022, the Lever Holdings Note balance was zero. Mr. McKendrick is also the founder, CEO, and majority shareholder of Lever Holdings.

As a result of this conversion, Nilon Capital Pty Ltd. (“Nilon Capital”), an entity owned by Mr. McKendrick, received 7,500,000 common stock of the Company and founding shares of common and preferred stock. Nilon Capital transferred 220,000 shares to a software developer. Mr. Copulos received 9,177,438 common stock from the conversion through his four entities. Mr. Copulos has funded the Company since its inception for $2,392,547. Mr. Copulos currently owns 33,344,105 common stock of the Company, representing 52.42% of issued and outstanding shares of the Company as of May 31, 2022. Mr. Copulos received these shares from the note conversion and for cash consideration.

Shares issued to Founder

At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225.

Citywest 150K Notes Payable ($150,000)

On December 21, 2022, the Company borrowed $150,000 at a 10% interest rate due on December 21, 2023, from Citywest Corp Pty Ltd ATF Copulas (Sunshine) Unit Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 350,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 350,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $150,000, at the IPO price per Share less 25% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

Eyeon 150K Notes Payable ($150,000)

On December 21, 2022, the Company borrowed $150,000 at a 10% interest rate due on December 21, 2023, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, an entity directly benefiting Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 350,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 350,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $150,000, at the IPO price per Share less 25% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC (“BFB”) was our registered independent public registered accounting firm until May 2022. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter. BFB has been conducting our quarterly reviews and annual audit for the fiscal year ending on December 31, 2022.

Audit Fees

For the fiscal year ending December 31, 2022, the Company paid $39,500 for auditing our financial statements from inception to May 31, 2022, and reviewing Forms 10-Q for June 30, 20200, and December 31, 2022.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2021, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such member(s) must report any pre-approval to our Board of Directors at the next meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2022 for professional services rendered by BFB for audit-related fees other than those disclosed above under the caption “Audit Fees.”

Tax Fees

We incurred neither fees nor expenses for 2022 for professional services rendered by BFB for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

Other Fees

We incurred no fees or expenses for 2022 for any other products or professional services rendered by BFB other than as described above.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

ITEM 16.	EXHIBITS.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVER GLOBAL CORPORATION

Date: July 5, 2023	/s/ Trent M. McKendrick
Trent M. McKendrick, President and CEO (Principal Executive Officer)

Date: July 5, 2023	/s/ Trent M. McKendrick
Trent M. McKendrick, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent M. McKendrick	President, Chief Executive Officer (Principal	July 5, 2023
Trent M. McKendrick	Executive Officer)

/s/ Trent M. McKendrick	Chief Financial Officer (Principal Financial and	July 5, 2023
Trent M. McKendrick	Accounting Officer)

LEVER GLOBAL CORPORATION

FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2022

Together with

Report of Independent Registered Public Accounting Firm

F-1

LEVER GLOBAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Lever Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lever Global Corporation as of December 31, 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

July 5, 2023

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 2022
Assets
Current assets:
Cash	$315,788
Account receivable	11,815
Prepaid expenses	148,436
Current assets	476,039
Contributed tangible software	758,316
Capitalized software	924,007
Total assets	$2,158,362
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable	$50,000
Stock issuable liability	50,000
Related party loans	300,000
Accrued interests	740
Current liabilities	400,740
Total liabilities	400,740
Commitments and Contingencies (Note 7)	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of December 31, 2022	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 63,660,926 shares issued and outstanding, as of December 31, 2022	6,366
Additional paid-in capital	3,682,950
Accumulated deficit	(1,932,194)
Total stockholders’ equity	1,757,622
Total liabilities and stockholders’ equity	$2,158,362

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATION

Period from March 24, 2022 to December 31, 2022
Revenues
Subscription fees	$16,878
Total revenue	16,878
Cost of sales
Subscription & software	61,266
Total cost of sales	61,266
Gross profit	(44,388)
Operating expenses:
General and administrative	1,189,111
Sales and marketing	690,212
Total operating expenses	$1,879,323
Operating loss	(1,923,711)
Other income (expense):
Interest expense	(8,145)
Other income (expense)	(338)
Total other expense	$(8,483)
Loss before provision for income taxes	(1,932,194))
Provision for income taxes	-
Net loss	$(1,932,194)
Net loss per common share, basic and diluted	$(0.03)
Weighted average number of common shares outstanding basic & diluted	62,515,087

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Nine Months Ended December 31, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	758,316	-	758,316
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(1,932,194)	(1,932,194)
Balance, December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Period from March 24, 2022 to December 31, 2022
Operating Activities:
Net Loss	$(1,932,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	500
Common stock issued for services	26,000
Contributed tangible software	(758,316)
Software amortization	57,516
Change in assets and liabilities:
Stock payable for services	50,000
Accounts receivable	(11,815)
Prepaid expenses	(148,436)
Accounts payable	50,000
Accrued interests	740
Net cash used in operating activities	$(2,666,005)
Investing Activities:
Capitalized software	(981,523)
Net cash used in investing activities	$(981,523)
Financing Activities:
Paid-in-capital for related party contribution	758,316
Proceeds from related party loans	300,000
Common stock issued for cash	2,905,000
Net cash provided by financing activities	$3,963,316
Net increase (decrease) in cash	315,788
Cash at beginning of the period	-
Cash at end of the period	$315,788
Cash paid for income taxes	$-
Cash paid for interest	$-
Non – Cash Investing and Financing Activities:
Common Stock Issued for 500K Note conversion	$500,000

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

In the fourth quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature that will show the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend and invest through the development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in the fiscal 2023. There is no assurance that the Company will be successful in future plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2023. The Company had a soft launch of the App in the third quarter of fiscal 2022; as a result, we have generated $16,878 for the fiscal year ended December 31, 2022.

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

Business Strategy

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and globally. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Complete version 1 of the App in the third quarter of fiscal 2022 with the soft launch, and launch the App officially to the public in the third quarter of fiscal 2023;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary liabilities and debt management app and introduce other innovative repayments, finance, and spending features for United States consumers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and;

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan repayment from day-to-day debit card usage and investments such as IRAs and 401Ks.

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

To spread the word, the Company has engaged celebrities and influencers, such as Austin Reaves (Age 23), to promote and endorse the Company’s products and services to target audiences. The Company carefully executes its media strategy by using billboard signage, street posters, bus ads, social media posting, digital TV ads, creating video-on-demand advertising, and attending events at schools, colleges, and university campuses.

The App’s official launch is expected to be in the third quarter of fiscal 2023. The Company intends to use traditional marketing strategies such as billboard signage, digital TV ads, creating video-on-demand advertising, and attending events at schools, colleges, and university campuses after the App’s official launch. Currently, the Company uses only online marketing, mainly social media campaigns, including engagement of celebrities and influencers and educational and other incentives-based posts on social media, to drive online traffic to its websites or directly to the App Store.

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

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of December 31, 2022, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending from inception to December 31, 2022, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. On December 31, 2022, the Company had $315,788 cash and cash equivalent held at the financial institution.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $690,212 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2022. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 36.73% of the total expenses for the fiscal year ended December 31, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. On December 31, 2022, the Company had $315,788 cash and cash equivalent held at the financial institution.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. From the fiscal year ended December 31, 2022, the Company incurred $46,960 in R and D costs to determine the technical feasibility of the Lever App for the US market. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the period ending December 31, 2022.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contributed Software Code

Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed to it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

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

The Company estimates the useful life of the software to be three (3) years. Amortization expense was 57,516 for the fiscal year ended December 31, 2022, and the Company classifies such cost as the Cost of Sales.

Capitalized Software Costs

At December 31, 2022 the gross capitalized software asset was $981,522. At the end of December 31, 2022, accumulated software amortization expenses were $57,516. As a result, the unamortized balance of capitalized software on December 31, 2022, was $924,007.

The Company launched version 1 of the App in August 2022. As a result, we are amortizing the gross capitalized cost as an amortization expense, and the Company classifies such cost as the Cost of Sales.

The Company has estimated aggregate amortization expense for each of the five (5) succeeding fiscal years based on the estimated software asset’s lifespan of three (3) years.

Estimated Amortization Expense:

Fiscal year ended December 31, 2023	$172,547
Fiscal year ended December 31, 2024	$172,547
Fiscal year ended December 31, 2025	$115,031
Fiscal year ended December 31, 2026	$-
Fiscal year ended December 31, 2027	$-

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

December 31, 2022
USD: AUD	$1.4695

Average exchange rate for the period:

March 24, 2022, to December 31, 2022
USD: AUD	$1.4490

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316 as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2022, the Company had 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the nine months ending December 31, 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

The Company adopted the ASU 2018-13 as of March 24, 2022. The Company used the Level 1I and II Fair Market Measurement to record, at cost, source code as tangible assets valued at $758,316. We evaluate contributed tangible software for impairment at least annually to confirm if the carrying amount of contributed tangible software exceeds their fair value. The contributed tangible software primarily consists of the source code of the Lever App, fundamental testing of the App in a similar market, and a relationship with the software development and marketing team. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our contributed tangible software. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for December 31, 2022.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On December 31, 2022, the accumulated deficit was $1,932,194. On December 31, 2022, the working capital surplus was $75,299. The increase in the working capital surplus was mainly due to the equity capital raise in May 2022.

From March 24, 2022 (“Inception”) and December 31, 2022, the Company incurred a net loss of $1,932,194. From March 24, 2022 (“Inception”) and December 31, 2022, the Company generated revenue of $16,878.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of December 31, 2022, the Company had $315,788 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. From inception to December 31, 2022, the Company did not earn any significant revenues and had an operating loss of $1,923,711. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Mr. McKendrick, CEO, and founder has also founded Lever Holdings Pty Ltd. (‘Lever Holdings’), a debt management software company catering to the Australian market. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software. The Company estimated the value of the source code using the cost approach as it was a related party transaction.

At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225. Lever Holdings provided seed capital to Mr. McKendrick for $500,000 to start Lever Appin the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 common stock valued at $0.0248 per share to Lever Holdings’ shareholders. As a result of this conversion, Mr. McKendrick received 7,500,000 common stock of the Company and founding shares of common and preferred stock. Mr. McKendrick transferred 220,000 shares to a software developer.

Mr. Stephen Copulos has funded the Company since its inception for $2,392,547. Mr. Copulos currently owns 33,344,105 common stock of the Company, representing 52.38% of issued and outstanding shares of the Company as of December 31, 2022. Mr. Copulos received these shares from the note conversion and for cash consideration.

NOTE 5. NOTES PAYABLE – RELATED PARTY

Lever Holdings 500K Notes Payable ($500,000)

Lever Holdings provided seed capital to Mr. McKendrick for $500,000 to start Lever App in the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 common stock valued at $0.0248 per share to Lever Holdings. On December 31, 2022, the Lever Holdings 500K Note balance was zero.

Citywest 150K Notes Payable ($150,000)

On December 21, 2022, the Company borrowed $150,000 at a 10% interest rate due on December 21, 2023, from Citywest Corp Pty Ltd ATF Copulas (Sunshine) Unit Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 350,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 350,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $150,000, at the IPO price per Share less 25% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

Eyeon 150K Notes Payable ($150,000)

On December 21, 2022, the Company borrowed $150,000 at a 10% interest rate due on December 21, 2023, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, an entity directly benefiting Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 350,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 350,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $150,000, at the IPO price per Share less 25% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $78,636 for the fiscal year ending December 31, 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

From May 2022 to the present, the Company leases office space in West Hollywood from an unrelated party for a year. The office’s rent payment is $6,000 per month as the General and administrative expenses.

The agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. The Company has no long-term obligations to continue as a tenant in the Hollywood Office.

Employment Agreement

The Company gave all salary compensation to Mr. McKendrick as an employee, who committed a hundred percent (100%) of their time to the Company. The Company has not formalized performance bonuses and other incentive plans. Mr. McKendrick’s annual salary compensation is $208,000 per his employment agreement.

Accrued Interest

As of December 31, 2022, the Company had $740 in accrued interests.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Shares

As of December 31, 2022, the Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share. As of December 31, 2022, the Company had 63,660,926 common shares and 5,000,000 preferred shares issued and outstanding. The preferred stock has twenty (20) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On March 24, 2022, the Board agreed to issue 5,000,000 shares of Preferred Stock to TJM Capital LLC, a limited liability company owned by Mr. McKendrick as the founder, in consideration of services rendered to the Company. As of December 31, 2022, the Company had 5,000,000 preferred shares issued and outstanding.

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

On March 31, 2022, the Company issued 20,160,926 shares valued at $500,000 to settle the $500K Note with Lever Holdings.

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

Warrants

There are no outstanding warrants.

NOTE 8. INCOME TAXES

The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

Income Tax
	Deferred Tax Assets/Liability
	December 31, 2022
	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(1,932,194)	(405,761)
Stock/options issued for services	26,500	5,565
Depreciation and amortization	57,516	12,078
Tax income (loss)	(1,848,178)	(388,117)

Prior Year NOL (exclude effect of state tax)	-	-
Cumulative NOL	(1,848,178)	(388,117)

December 31, 2022
Net operating loss carry forwards	388,117
Stock/options issued for services	5,565
Depreciation and amortization	12,078
Tax rate change	-
Valuation allowance	(405,761)
Total	-

Tax at statutory rate (21%)	(405,761)
State tax benefit, net of federal tax effect	-
Change in valuation allowance	405,761
Total	-

In 2022, the Company had pre-tax income and losses of $1,932,194, respectively, available for carry-forward to offset future taxable income. The Management has determined to provide full valuation allowances for our net deferred tax assets at the end of 2022, including Net Operating Loss (NOL) carryforwards generated during the years. We could realize our deferred tax assets based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income.

On December 22, 2017, the United States President signed the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify individual and business policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate for corporations. The rate reduction took effect on January 1, 2018. Therefore, we have applied the tax rate of 21% to the ending balance of federal deferred tax assets. As we provided a full valuation allowance against our net deferred tax assets, we have not recorded any tax impact due to the tax rate change.

NOTE 9. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 10. SUBSEQUENT EVENTS

The Company had evaluated subsequent events through July 5, 2023, when these financial statements were available to be issued.

Citywest 100K Notes Payable ($100,000)

On March 29, 2023, the Company borrowed $100,000 at a 15% interest rate due on March 31, 2024, from Citywest Corp Pty Ltd ATF Copulas (Sunshine) Unit Trust (Citywest), directly benefiting Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, where the Company must repay the Loan from June 1, 2023, the borrower, following a repayment schedule or at Citywest’s discretion convert the outstanding balance into equity at a 35% discount to sale or acquisition should the company undertake a liquidity event.

Eyeon I 100K Notes Payable ($100,000)

On March 29, 2023, the Company borrowed $100,000 at a 15% interest rate due on March 31, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust (Eyeon), directly benefiting Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, where the Company must repay the Loan from June 1, 2023, the borrower, following a repayment schedule or at Eyeon’s discretion convert the outstanding balance into equity at a 35% discount to sale or acquisition should the company undertake a liquidity event.

Northrock 100K Notes Payable ($100,000)

On March 29, 2023, the Company borrowed $100,000 at a 15% interest rate due on March 31, 2024, from Northrock Unit Capital Trust (Northrock), which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, where the Company must repay the Loan from June 1, 2023, the borrower, following a repayment schedule or at Northrock’s discretion convert the outstanding balance into equity at a 35% discount to sale or acquisition should the company undertake a liquidity event.

Eyeon II 100K Notes Payable ($100,000)

On May 29, 2023, the Company borrowed $100,000 at a 15% interest rate due on May 29, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, an entity directly benefiting Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 150,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 150,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $100,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

