Form 10-Q
period 2023-03-31
Lever Global Corp
filed 2023-07-05
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on July 5, 2023, was 63,660,926.

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

3

PART I.

Item 1.	Financial Statements.

LEVER GLOBAL CORPORATION

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current assets:
Cash	$240,898	$315,788
Accounts receivable	11,815	11,815
Prepaid expenses	148,436	148,436
Total Current assets	401,149	476,039
Contributed tangible software	758,316	758,316
Capitalized software	956,458	924,007
Total assets	$2,115,923	$2,158,362
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,570	50,000
Stock issuable liability	50,000	50,000
Related party loans	600,000	300,000
Accrued interest	8,384	740
Total Current liabilities	759,954	400,700
Total liabilities	759,954	400,740
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of March 31, 2023, and December 31, 2022	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 63,660,926 shares issued and outstanding as of March 31, 2023 and December 31, 2022	6,366	6,366
Additional paid-in capital	3,682,950	3,682,950
Accumulated deficit	(2,333,847)	(1,932,194)
Total stockholders’ equity	1,355,969	1,757,622
Total liabilities and stockholders’ equity	$2,115,923	$2,158,362

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Operating expenses:
Software amortization	$43,137	-
General and administrative	307,765	202,319
Sales and marketing	43,112	106,295
Total operating expenses	394,014	308,614
Operating income (loss)	(394,014)	(308,614)
Other income (expense):
Other interest expense	(7,639)	(7,500)
Other income (expense)	-	-
Total other expense	(7,639)	(7,500)
Income (loss) before provision for income taxes	(401,653)	(316,114)
Provision (benefit) for income taxes	-	-
Net income (loss)	(401,653)	(316,114)
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	63,660,926	36,250,000

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Three Months Ended March 31, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders’ services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	758,316	-	758,316
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Net Loss	-	-	-	-	-	(316,114)	(316,114)
Balance, March 31, 2022	5,000,000	$500	60,660,920	$6,066	$1,558,250	$(316,114)	$1,248,702

See accompanying notes to the financial statements.

F-4

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622
March 31, 2023
Net Loss	-	-	-	-	-	(401,653)	(401,653)
Balance, March 31, 2023	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,333,847)	$1,355,969

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(401,653)	$(316,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	43,137	-
Preferred stock issued for services	-	500
Common stock issued for services	-	1,000
Contributed tangible software	-	(758,316)
Change in assets and liabilities:		-
Stock receivable for cash	-	(30,000)
Accrued interests	7,644	-
Accounts payable	51,570	-
Net cash used in operating activities	$(299,302)	$(1,102,930)
Investing Activities:
Capitalized software	(75,588)	(168,642)
Net cash used in investing activities	$(75,588)	$(168,642)
Financing Activities:
Paid-in-capital for related party contribution	-	758,316
Common stock issued for cash	-	305,000
Related party loans	300,000	500,000
Net cash provided by financing activities	$300,000	$1,563,316
Net increase (decrease) in cash	(74,890)	291,744
Cash at beginning of the period	315,788	-
Cash at end of the period	$240,898	$291,744
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	500,000

See accompanying notes to the financial statements.

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

In the four quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature showing the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend and invest through the development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in fiscal 2023. There is no assurance that the Company will be successful in future plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2023. The Company had a soft launch of the App in the third quarter of fiscal 2022; as a result, we have generated $16,878 for the fiscal year ended December 31, 2022. There was no revenue for the three months ending March 31, 2023, Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting on September 1, 2023, and payments will be due starting in October 2023. We expect to resume subscriptionin the fourth quarter of fiscal 2023.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, we primarily focus on different subscriber acquisition channels to expand our paid customer base. The Company is actively integrating digital and traditional marketing channels effectively, as we believe these are scalable channels and that one-size-fits-most customers no longer work. Our marketing strategy identifies and targets student borrowers who are high-value/high-potential subscribers. We have found that these customers are often more receptive to a digital marketing strategy that includes SEO marketing, an intuitive website experience, targeted emails/ content, educational blogs, and active social media engagement involving celebrities and influencers. For traditional marketing, such as conferences, trade shows, expos, media events, and direct meetings, the senior Management in person provides presentations, gives media interviews, and engages potential subscribers at events.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Industry and Competitive Analysis

A student loan is money that the federal government and private institutions lend to students or parents to finance post-secondary education—most students who get a bachelor’s degree finance their education with one or more student loans. Student loans are the largest source of debt in the United States after mortgages. Student loans do not require the borrower to provide collateral, such as a house or a car, to guarantee the loan. The interest payment on the student loan is tax-deductible up to a maximum of $2,500. However, student loans are usually disbursed directly to the educational institution’s financial aid office. The loans can only bover tuition, college fees, room and board, living expenses while at college, and books. In most cases, bankruptcy laws do not allow the discharge of student loans under bankruptcy.

Public and Private Student Debt

43.4 million student loan borrowers in the United States owe a collective nearly $1.75 trillion in federal and private student loan debt as of April 2022, according to the Federal Reserve Bank of St. Louis (1). According to a July 2021 report by MeasureOne (2), an academic data firm — about 92% of student debt is owned by the US Department of Education, referred to as Public student debt. The balance of student debt, referred to as Private Student Loans, makes up 7.89% of the total outstanding US student loans, equal to $131.10 billion.

(1) Federal Reserve Bank of St. Louis. Student Loans Owned and Securitized.

Average Student Loans

The average student debt is estimated at $28,950 and $71,000 for graduate and post-graduate students. The average US household with student debt owes $57,520, according to Nernerdwallet’s20 household debt study.

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

(5) Federal Student Aid September 2020

Student Loan Forgiveness Options

The US Government provides several student loan forgiveness options and plans, including but not limited to:

●	Public Service Loan Forgiveness (PSLF) or PSLF Waiver– forgives the remaining balance on your Direct Loans after making 120 qualifying monthly payments under a qualifying repayment plan while working full-time for a qualifying employer.

●	Income-driven repayment forgiveness – sets your monthly student loan payment at an amount intended to be affordable based on your income and family size.

●	Borrower defense to repayment – if the school misled or engaged in other misconduct in violation of certain state laws, the student borrower might be eligible for “borrower defense to loan repayment,” to the discharge of some or all of federal student loan debt, and

●	Free Application for Federal Student Aid, known as the FAFSA – is the application for financial aid completed by current and prospective college students in the United States to determine their eligibility for student financial aid.

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

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of March 31, 2023, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending from inception to March 31, 2023, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. On March 31, 2023, and December 31, 2022, the Company had $240,898 and $315,788 cash and cash equivalent held at the financial institution.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $43,112 and $106,295 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ending March 31, 2023, and 2022. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 12.29% and 34.44% of the total expenses for the three months ending March 31, 2023, and 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. On March 31, 2023, and December 31, 2022, the Company had $240,898 and $315,788 cash and cash equivalent held at the financial institution.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. There were no R and D expenditures for the three months ending March 31, 2023. For the three months ending March 31, 2022, the Company incurred $46,960 in R and D costs to determine the technical feasibility of the Lever App for the US market. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the period ending March 31, 2023 and December 31, 2022.

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

Software Development Costs

By ASC 985-20, Software development costs, including costs to develop software sold, leased, or otherwise marketed, are capitalized after establishing technical feasibility, if significant. Using the straight-line amortization method over the application software’s estimated useful life, we amortize the capitalized software development costs.

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

The Company estimates the useful life of the software to be three (3) years. Amortization expense was $43,137 and 0 for the three months ending in March 31, 2023, and 2022, and the Company classifies such costs as software amortization costs.

Capitalized Software Costs

At March 31, 2023, the gross capitalized software asset was $1,057,111. At the end of December 31, 2022, accumulated software amortization expenses were $100,652. As a result, the unamortized balance of capitalized software on March 31, 2023, was $956,458.

At December 31, 2022, the gross capitalized software asset was $981,522. At the end of December 31, 2022, accumulated software amortization expenses were $57,516. As a result, the unamortized balance of capitalized software on December 31, 2022, was $924,007.

The Company launched version 1 of the App in August 2022. As a result, we are amortizing the gross capitalized cost as an amortization expense, and the Company classifies such cost as the Cost of Sales.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

March 31, 2023
USD: AUD	$1.4952

Average exchange rate for the period:

January 1, 2023 to March 31, 2023
USD: AUD	$1.4622

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2023, and 2022, the Company had 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the three months ending March 31, 2023, and 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

The Company adopted the ASU 2018-13 as of March 24, 2022. The Company used the Level 1I and II Fair Market Measurement to record, at cost, source code as tangible assets valued at $758,316. We evaluate contributed tangible software for impairment at least annually to confirm if the carrying amount of contributed tangible software exceeds their fair value. The contributed tangible software primarily consists of the source code of the Lever Debt App, fundamental testing of the App in a similar market, and a relationship with the software development and marketing team. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our contributed tangible software. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for March 31, 2023.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On March 31, 2023, and December 31, 2022, the accumulated deficit was $2,333,847, and $1,932,194. On March 31, 2023, and December 31, 2022, the working capital deficit and surplus were $358,805 and $75,299. The decrease in the working capital surplus was mainly due to an increase in accounts payable and related party loans.

From March 24, 2022 (“Inception”) and March 31, 2023, the Company incurred a net loss of $2,333,847. From March 24, 2022 (“Inception”) and December 31, 2022, the Company generated revenue of $16,878. There were no revenue for the three months ending March 31, 2023 as Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting on September 1, 2023, and payments will be due starting in October 2023. We expect to resume subscriptionin the fourth quarter of fiscal 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of March 31, 2023, and December 31, 2022, the Company had $240,898 and $315,788 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. Management has considered general economic conditions, key industry metrics, operating results, capital expenditures, commitments, and future obligations and liquidity. If there is a delay in generating significant revenues by the end of December 31, 2023, the Company will require capital infusion from new and existing investors, streamlining operating costs, and evaluating new business strategies to enhance cash flow from operations.

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

Eyeon 150K Notes Payable ($150,000)

On December 21, 2022, the Company borrowed $150,000 at a 10% interest rate due on December 21, 2023, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 350,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 350,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $150,000, at the IPO price per Share less 25% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $27,078 and 0 for the three months ending March 31, 2023, and 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

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

Accrued Interest

As of March 31, 2023, and December 31, 2022, the Company had $8,384 and $740 in accrued interests.

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

Warrants

There are no outstanding warrants.

NOTE 8. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 9. SUBSEQUENT EVENTS

The Company had evaluated subsequent events through July 5, 2023, when these financial statements were available to be issued.

Eyeon II 100K Notes Payable ($100,000)

On May 29, 2023, the Company borrowed $100,000 at a 15% interest rate due on May 29, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 150,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 150,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $100,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

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

Lever Global Corporation (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly-owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

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

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. From March 24, 2022 (‘Inception Date’) to March 31, 2023, the Company earned $16,878 in subscription revenue.

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

Financial Conditions at March 31, 2023

On March 31, 2023, the Company had $240,898 cash to execute its business plan and accumulated a deficit of $. The Company had a working capital deficit of $2,333,847 on March 31, 2023.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023, and 2022

The Company did not generate any revenue during the three months ending March 31, 2023 and 2022. During the three months ending March 31, 2023, and 2022, the Company had a net income loss of $401,653 and $316,114.

During the three months ending March 31, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $307,765 and $202,319.The three months ending March 31, 2023, and 2022, the Company incurred sales and marketing costs of $43,112 and $106,295. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending March 31, 2023, and 2021, the office’s rent payment or membership fee was $27,078 and $0, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, we had a cash balance of $240,898. The Company had a working capital deficit of $358,805 on March 31, 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following March 31, 2023. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising additional capital to accomplish its growth plan over the next twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

For the next six to nine months, we expect existing cash on hand, cash flows from operations, and access to funding to be sufficient to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. However, we may need additional funds to achieve a sustainable sales where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

We generated $16,878 in revenues from inception to March 31, 2023. As of March 31, 2023, and December 31, 2022, the Company accumulated a deficit of $2,333,847 and $1,932,194, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on March 31, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business identifying third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended March 31, 2023, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

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

LEVER GLOBAL CORPORATION

Date: July 5, 2023	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: July 5, 2023	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

