Form 10-Q
period 2023-06-30
Lever Global Corp
filed 2023-08-14
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on August 11, 2023, was 63,660,926.

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

3

PART I.

Item 1.	Financial Statements.

LEVER GLOBAL CORPORATION

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)		December 31, 2022 (Audited)
Assets
Current assets:
Cash	$		$315,788
Accounts receivable		11,815	11,815
Prepaid expenses		148,436	148,436
Total Current assets		160,251	476,039
Contributed tangible software		758,316	758,316
Capitalized software		977,127	924,007
Total assets		$1,895,694	$2,158,362
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$148,351	50,000
Stock issuable liability		50,000	50,000
Related party loans		706,599	300,000
Accrued interest		28,397	740
Total Current liabilities		933,347	400,740
Total liabilities		933,347	400,740
Commitments and Contingencies (Note 9)		-	-
Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, As of June 30, 2023, and December 31, 2022		500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 63,660,926 shares issued and outstanding As of June 30, 2023 and December 31, 2022		6,366	6,366
Additional paid-in capital		3,682,950	3,682,950
Accumulated deficit		(2,727,469)	(1,932,194)
Total stockholders’ equity		962,347	1,757,622
Total liabilities and stockholders’ equity		$1,895,694	$2,158,362

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Software amortization	43,136	-	86,273	-
General and administrative	326,421	353,409	634,186	555,728
Sales and marketing	4,053	127,910	47,165	234,205
Total operating expenses	373,610	481,319	767,624	789,933
Operating income (loss)	(373,610)	(481,319)	(767,624)	(789,933)
Other income (expense):
Other interest expense	(20,012)	41	(27,651)	(7,459)
Other income (expense)	-	(338)	-	(338)
Total other expense	(20,012)	(296)	(27,651)	(7,796)
Income (loss) before provision for income taxes	(393,622)	(481,616)	(795,275)	(797,730)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(393,622)	(481,616)	(795,275)	(797,730)
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	63,660,926	62,138,704	63,660,926	60,363,717

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2022	5,000,000	$500	60,660,926	$6,066	$1,558,250	$(316,114)	$1,248,702
Three Months June 30, 2022
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(481,616)	(481,616)
Balance, June 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(797,730)	$2,892,086

March 31, 2023	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,333,847)	$1,355,969
Three Months June 30, 2023
Net Loss	-	-	-	-	-	(393,622)	(393,622)
Balance, June 30, 2023	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,727,469)	$962,347

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Six months ended June 30, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	758,316	-	758,316
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(797,730)	(797,730)
Balance, June 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(797,730)	$2,892,086

December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622
Six Months June 30, 2023
Net Loss	-	-	-	-	-	(795,275)	(795,275)
Balance, June 30, 2023	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,727,469)	$962,347

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2023	June 30, 2022
Net loss	$(795,275)	$(797,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	86,273	-
Preferred stock issued for services	-	500
Common stock issued for services	-	26,000
Contributed tangible software	-	(758,316)
Change in assets and liabilities:
Accounts payable	98,351	-
Stock payable for services	-	50,000
Prepaid expenses	-	(219,945)
Accrued interest	27,657	-
Net cash used in operating activities	$(582,994)	$(1,699,491)
Investing Activities:
Capitalized software	(139,393)	(631,592)
Net cash used in investing activities	$(139,393)	$(631,592)
Financing Activities:
Related party loans-	406,599	-
Paid-in-capital for related party contribution	-	758,316
Common stock issued for cash	-	2,905,000
Net cash provided by financing activities	$406,599	$3,663,316
Net increase (decrease) in cash	(315,788)	1,332,233
Cash at beginning of the period	315,788	-
Cash at end of the period	$-	$1,332,233
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	500,000

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

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2023. The Company had a soft launch of the App in the third quarter of fiscal 2022; as a result, we have generated $16,878 for the fiscal year ended December 31, 2022. There was no revenue for the six months ending June 30, 2023, Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting on September 1, 2023, and payments will be due starting in October 2023. We expect to resume subscription in the fourth quarter of fiscal 2023.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million(1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q4 2023. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past six months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

We expect our customer acquisition cost (CAC) to be around $30 per user. With each user subscription priced at $79.99 annually, the Company anticipates a consistent revenue stream for an average duration of 10 years, translating to roughly 120 payments over 10 years of users’ annual subscription. This results in a substantial lifetime value per customer. However, with the introduction of iOS 14, there are anticipated challenges in data-driven marketing, leading to a projected increase in CAC by 30%. This shift is primarily attributed to the enhanced privacy features of iOS monthly14, which could potentially increase the costs of targeted advertising. However, we remain committed to our growth strategy and future price increases over time. The Company has earmarked a budget of approximately $150,000 per month for marketing and sales initiatives. With this investment, Lever aims to onboard around 5,000 new user subscriptions each month, ensuring a steady influx of customers and maintaining a robust growth trajectory.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, we primarily focus on different subscriber acquisition channels to expand our paid customer base. The Company is actively integrating digital and traditional marketing channels effectively, as we believe these are scalable channels and that one-size fits most customers no longer work. Our marketing strategy identifies and targets student borrowers who are high-value/high-potential subscribers. We have found that these customers are often more receptive to a digital marketing strategy that includes SEO marketing, an intuitive website experience, targeted emails/ content, educational blogs, and active social media engagement involving celebrities and influencers. For traditional marketing, such as conferences, trade shows, expos, media events, and direct meetings, the senior Management in person provides presentations, gives media interviews, and engages potential subscribers at events.

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

The Company implements an effective marketing funnel where we map out our subscribers’ journey from where they are a lead and then tailored strategies to encourage them to move through this funnel.

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

The Company, at its core, is dedicated to addressing the complexities of student loan management in the U.S., a challenge faced by millions. Our marketing strategy to concentrate on San Antonio, California, and Washington stems from the unique financial landscapes of these regions. San Antonio’s high number of loan forgiveness applicants, California’s immense combined student debt, and Washington D.C.’s distinction of the nation’s highest average student debt highlight the acute need for our solutions in these areas. For Q4 2023, the Company anticipates a surge in user engagement, especially with the equity capital raise and the resumption of student loan interests. With its close-knit community, San Antonio is expected to see a rapid word-of-mouth spread, while California, given its vast student population, might witness the highest user acquisition. Washington, D.C., with its policy-driven environment, will likely see a steady increase in users seeking informed loan management solutions.

Moving into Q1 2024, the Company foresees a consolidation phase. The initial buzz from the Q4 campaigns would mature into stable user engagement. With its tech-savvy population, California might lead in terms of app interactions and feature utilization. San Antonio and Washington D.C. are expected to grow consistently, with more users transitioning from awareness to active usage.

By Q2 2024, the Company aims to have a robust user base in all three regions. The focus would shift from acquisition to retention, emphasizing user feedback and app enhancements. The Company expects San Antonio to have the highest retention rates, California to show increased referrals, and Washington D.C., to provide valuable insights for policy advocacy and partnerships.

Beyond these quarters, we vision is to solidify its position in these states while using the insights and successes from these regions as a blueprint for expansion into other potential markets across the U.S. The ultimate goal is to make the Company synonymous with student loan management, offering tailored solutions for every American student and graduate.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Industry and Competitive Analysis

A student loan is money that the federal government and private institutions lend to students or parents to finance post-secondary education—most students who get a bachelor’s degree finance their education with one or more student loans. Student loans are the largest source of debt in the United States after mortgages. Student loans do not require the borrower to provide collateral, such as a house or a car, to guarantee the loan. The interest payment on the student loan is tax-deductible up to a maximum of $2,500. However, student loans are usually disbursed directly to the educational institution’s financial aid office. The loans can only cover tuition, college fees, room and board, living expenses while at college, and books. In most cases, bankruptcy laws do not allow the discharge of student loans under bankruptcy.

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

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of June 30, 2023, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending from inception to June 30, 2023, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. As of June 30, 2023, and December 31, 2022, the Company had $0 and $315,788 cash and cash equivalent held at the financial institution.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $47,165 and $234,205 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ending June 30, 2023, and 2022. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 6.92% and 29.65% of the total expenses for the six months ending June 30, 2023, and 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. On June 30, 2023, and December 31, 2022, the Company had $0 and $315,788 cash and cash equivalent held at the financial institution.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. There were no R and D expenditures for the six months ending June 30, 2023. For the three months ending June 30, 2022, the Company incurred $46,960 in R and D costs to determine the technical feasibility of the Lever App for the US market. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the period ending June 30, 2023 and December 31, 2022.

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

The Company estimates the useful life of the software to be three (3) years. Amortization expense was $86,273 and 0 for the six months ending on June 30, 2023, and 2022, and the Company classifies such costs as software amortization costs.

Capitalized Software Costs

At June 30, 2023, the gross capitalized software assets were $ 1,120,916. At the end of June 30, 2022, accumulated software amortization expenses were $143,789. As a result, the unamortized balance of capitalized software on June 30, 2023, was $977,127.

At December 31, 2022, the gross capitalized software assets were $981,522. At the end of December 31, 2022, accumulated software amortization expenses were $57,516. As a result, the unamortized balance of capitalized software on December 31, 2022, was $924,007.

The Company launched version 1 of the App in August 2022. As a result, we are amortizing the gross capitalized cost as an amortization expense, and the Company classifies such costs as the Cost of Sales.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

June 30, 2023
USD: AUD	$1.4882

Average exchange rate for the period:

January 1, 2023 to June 2023, 2023
USD: AUD	$1.4793

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2023, and 2022, the Company had 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the six months ending June 30, 2023, and 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

The Company adopted the ASU 2018-13 as of March 24, 2022. The Company used the Level 1I and II Fair Market Measurement to record, at cost, source code as tangible assets valued at $758,316. We evaluate contributed tangible software for impairment at least annually to confirm if the carrying amount of contributed tangible software exceeds their fair value. The contributed tangible software primarily consists of the source code of the Lever Debt App, fundamental testing of the App in a similar market, and a relationship with the software development and marketing team. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our contributed tangible software. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for June 30, 2023.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On June 30, 2023, and December 31, 2022, the accumulated deficit was $2,727,469, and $1,932,194. On June 30, 2023, and December 31, 2022, the working capital deficit and surplus were $773,096 and $75,299. The decrease in the working capital surplus was mainly due to an increase in accounts payable and related party loans.

From March 24, 2022 (“Inception”) and June 30, 2023, the Company incurred a net loss of $2,727,469. From March 24, 2022 (“Inception”) and June 30, 2023, the Company generated revenue of $16,878. There was no revenue for the six months ending June 30, 2023, as Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting on September 1, 2023, and payments will be due starting in October 2023. We expect to resume subscription in the fourth quarter of fiscal 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of June 30, 2023, and December 31, 2022, the Company had $0 and $315,788 cash and cash equivalent held at the financial institution. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

The Management intends to continue enhancing its revenue from its Lever App subscription model, which it expects to launch in the fourth quarter of fiscal 2022. In the meantime, the Company expects to raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its subscription base in the United States, it intends to acquire long-lived assets to provide a future economic benefit beyond fiscal 2023.

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

Short Term Loan ($6,995)

On May 29, 2023, the Company borrowed $6,995 at 15% interest rate as a loan from non-affiliated party.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $55,861 and $23,311 for the six months ending June 30, 2023, and 2022.The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

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

Accrued Interest

As of June 30, 2023, and December 31, 2022, the Company had $28,397 and $740 in accrued interests.

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

NOTE 9. SUBSEQUENT EVENTS

The Company had evaluated subsequent events through August 11, 2023, when these financial statements were available to be issued.

Eyeon III 200K Notes Payable ($200,000)

On July 3, 2023, the Company borrowed $200,000 at a 15% interest rate due on July 3, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 400,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 400,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $500,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

On July 25, 2023, the Company filed form 8-A12G to register these securities under Section 12(g) of the Securities Exchange Act of 1934 to provide greater transparency in financial statements so investors can make informed decisions before investing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q4 2023. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past six months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

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

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. From March 24, 2022 (‘Inception Date’) to June 30, 2023, the Company earned $16,878 in subscription revenue during the test launch.

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

The Company, at its core, is dedicated to addressing the complexities of student loan management in the U.S., a challenge faced by millions. Our marketing strategy to concentrate on San Antonio, California, and Washington stems from the unique financial landscapes of these regions. San Antonio’s high number of loan forgiveness applicants, California’s immense combined student debt, and Washington D.C.’s distinction of the nation’s highest average student debt highlight the acute need for our solutions in these areas. For Q4 2023, the Company anticipates a surge in user engagement, especially with the equity capital raise and the resumption of student loan interests. With its close-knit community, San Antonio is expected to see a rapid word-of-mouth spread, while California, given its vast student population, might witness the highest user acquisition. Washington, D.C., with its policy-driven environment, will likely see a steady increase in users seeking informed loan management solutions.

Moving into Q1 2024, the Company foresees a consolidation phase. The initial buzz from the Q4 campaigns would mature into stable user engagement. With its tech-savvy population, California might lead in terms of app interactions and feature utilization. San Antonio and Washington D.C. are expected to grow consistently, with more users transitioning from awareness to active usage.

By Q2 2024, the Company aims to have a robust user base in all three regions. The focus would shift from acquisition to retention, emphasizing user feedback and app enhancements. The Company expects San Antonio to have the highest retention rates, California to show increased referrals, and Washington D.C., to provide valuable insights for policy advocacy and partnerships.

Beyond these quarters, we vision is to solidify its position in these states while using the insights and successes from these regions as a blueprint for expansion into other potential markets across the U.S. The ultimate goal is to make the Company synonymous with student loan management, offering tailored solutions for every American student and graduate.

Financial Conditions at June 30, 2023

On June 30, 2023, the Company had $0 cash to execute its business plan and accumulated a deficit of $2,727,469. The Company had a working capital deficit of $773,096 on June 30, 2023.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023, and 2022

The Company did not generate any revenue during the three months ending June 30, 2023, and 2022. During the three months ending June 30, 2023, and 2022, the Company had a net income loss of $393,622 and $481,616.

During the three months ending June 30, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $326,421 and $353,409. The three months ending June 30, 2023, and 2022, the Company incurred sales and marketing costs of $4,053 and $127,910. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending June 30, 2023, and 2022, the office’s rent payment or membership fee was $28,783 and $23,311, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

Six Months Ended June 30, 2023, and 2022

The Company did not generate any revenue during the six months ending June 30, 2023, and 2022. Dring the six months ending June 30, 2023, and 2022, the Company had a net income loss of $795,275 and $797,730.

During the six months ending June 30, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $307,765 and $202,319. The six months ending June 30, 2023, and 2022, the Company incurred sales and marketing costs of $47,165 and $234,205. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the six months ending June 30, 2023, and 2021, the office’s rent payment or membership fee was $55,861 and $23,311, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, and December 31, 2022, the Company had $0 and $315,788 cash and cash equivalent held at the financial institution. The Company had a working capital deficit of $773,096 on June 30, 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following June 30, 2023. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising additional capital to accomplish its growth plan over the next twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

In the next twelve months, the Company will continue to invest in sales, marketing, product support, development of technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditure to increase to up to $250,000 in the next twelve months to support the growth, which mainly includes software development, acquisition of complementary software, and purchasing of computers and servers. In addition, the Company estimates additional expenditure needed to be $500,000, which provides $100,000 and $400,000 for sales & marketing, and working capital, respectively.

For the next six to nine months, we expect existing cash on hand, cash flows from operations, and access to funding to be sufficient to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. However, we may need additional funds to achieve sustainable sales where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

We generated $16,878 in revenues during the test run from inception to June 30, 2023. As of June 30, 2023, and December 31, 2022, the Company accumulated a deficit of $2,727,469 and $1,932,194, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting As of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on June 30, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting As of June 30, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended June 30, 2023, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

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

LEVER GLOBAL CORPORATION

Date: August 11, 2023	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: August 11, 2023	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

