Form 10-Q
period 2023-09-30
Lever Global Corp
filed 2023-11-13
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-56573

LEVER GLOBAL CORPORATION

(Exact name of the small business issuer as specified in its charter)

Delaware	88-1455444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, 9255 W Sunset Blvd, West Hollywood, CA 90069

(Address of principal executive offices)

(800) 309-5983

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	LVER	OTCQB

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 13, 2023, was 66,046,350 .

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

3

PART I.

Item 1.	Financial Statements.

LEVER GLOBAL CORPORATION

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current assets:
Cash	$68,561	$315,788
Accounts receivable	11,815	11,815
Prepaid expenses	-	148,436
Total Current assets	80,376	476,039
Contributed tangible software	758,316	758,316
Capitalized software	993,984	924,007
Total assets	$1,832,676	$2,158,362
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$196,351	50,000
Stock issuable liability	50,000	50,000
Related party loans	66,400	300,000
Accrued interest	-	740
Total Current liabilities	312,751	400,740
Total liabilities	312,751	400,740
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, As of September 30, 2023, and December 31, 2022	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 66,046,350 and 63,660,926 shares issued and outstanding as of September 30, 2023 and December 31, 2022	6,605	6,366
Additional paid-in capital	5,471,780	3,682,950
Accumulated deficit	(3,958,960)	(1,932,194)
Total stockholders’ equity	1,519,925	1,757,622
Total liabilities and stockholders’ equity	$1,832,676	$2,158,362

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Subscription fees	$-	16,878	-	16,878
Total revenue	-	16,878	-	16,878
Operating expenses:
Subscription & software	43,137	17,663	129,410	17,663
General and administrative	363,039	354,667	997,225	910,395
Sales and marketing	164,245	312,441	211,410	546,646
Total operating expenses	570,421	684,771	1,338,045	1,474,704
Operating income (loss)	(570,421)	(667,893)	(1,338,045)	(1,457,826)
Other income (expense):
Other interest expense	(29,850)	39	(57,501)	(7,420)
Other income (expense)	(631,220)	-	(631,220)	(338)
Total other expense	(661,070)	39	(688,721)	(7,758)
Income (loss) before provision for income taxes	(1,231,491)	(667,854)	(2,026,766)	(1,465,584)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	(1,231,491)	(667,854)	(2,026,766)	(1,465,584)
Net income (loss) per common share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	63,713,353	63,660,926	63,678,466	61,960,260

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(797,730)	$2,892,086
September 30, 2022
Net Loss	-	-	-	-	-	(667,854)	(667,854)
Balance, September 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,465,584)	$2,224,232

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2023	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,727,469)	$962,347
September 30, 2023
Shares issued for note conversion	-	-	2,385,424	239	1,788,830	-	1,789,069
Net Loss	-	-	-	-	-	(1,231,491)	(1,231,491)
Balance, September 30, 2023	5,000,000	$500	66,046,350	$6,606	$5,471,780	$(3,958,960)	$1,519,925

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Nine Months Ended September 30, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	758,316	-	758,316
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(1,465,584)	(1,465,584)
Balance, September 30, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,465,584)	$2,224,232

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622
September 30, 2023
Shares issued for note conversion	-	-	2,385,424	239	1,788,830	-	1,789,069
Net Loss	-	-	-	-	-	(2,026,766)	(2,026,766)
Balance, September 30, 2023	5,000,000	$500	66,046,350	$6,606	$5,471,780	$(3,958,960)	$1,519,925

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net loss	$(2,026,766)	$(1,465,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	129,410	13,913
Preferred stock issued for services	-	500
Common stock issued for services	-	26,000
Contributed tangible software	-	(758,316)
Change in assets and liabilities:
Accounts receivable	-	(11,815)
Accounts payable	146,351	4,200
Prepaid expenses	148,436	(148,436)
Stock payable for services	-	50,000
Accrued interest	(740)	-
Net cash used in operating activities	$(1,603,309)	$(2,289,538)
Investing Activities:
Capitalized software	(199,387)	(880,878)
Net cash used in investing activities	$(199,387)	$(880,878)
Financing Activities:
Paid-in-capital for related party contribution	-	758,316
Common stock issued for cash	-	2,905,000
Related party loans	(233,600)	-
Discount on note conversion	630,819	-
Convertible note settled	1,158,250	-
Net cash provided by financing activities	$1,555,469	$3,663,316
Net increase (decrease) in cash	(247,227)	492,900
Cash at beginning of the period	315,788	-
Cash at end of the period	$68,561	$492,900
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	1,789,069	500,000

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

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend, and invest through the development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in fiscal 2023. There is no assurance that the Company will be successful in future plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2023. The Company had a soft launch of the App in the third quarter of fiscal 2022; as a result, we have generated $16,878 for the fiscal year ending December 31, 2022. There was no revenue for the nine months ending September 30, 2023, and Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting September 1, 2023, and payments will be due in October 2023. We expect to resume subscription in the fourth quarter of fiscal 2023.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million(1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q4 2023. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, we primarily focus on different subscriber acquisition channels to expand our paid customer base. The Company is actively integrating digital and traditional marketing channels effectively, as we believe these are scalable channels and that one-size-fits-most customers no longer work. Our marketing strategy identifies and targets student borrowers who are high-value/high-potential subscribers. We have found that these customers are often more receptive to a digital marketing strategy that includes SEO marketing, an intuitive website experience, targeted emails/ content, educational blogs, and active social media engagement involving celebrities and influencers. For traditional marketing, such as conferences, trade shows, expos, media events, and direct meetings, the senior Management person provides presentations, gives media interviews, and engages potential subscribers at events.

We have designed our marketing and sales strategies to drive prospective subscribers to the Play Store and App Store, where they can download our App.

The Company has proactively established partnerships with leading student loan advisors, selectively targeting areas with a dense population of graduates in key states. Our marketing efforts have secured access to over 400,000 recent graduates across key states, including California, Texas, and Washington. The tech-savvy graduate pool in California has proven to be an excellent match for the capabilities of our App. Texas offers a promising landscape for our market expansion due to its large student community and strong economic climate. In Washington, the supportive regulatory framework and emphasis on educational finance among the student community align with our services.

In San Antonio, our marketing strategies are designed to leverage the substantial number of student loan borrowers, as demonstrated by the 164,000 loan forgiveness applicants. We intend to establish collaborative efforts with the University of Texas at San Antonio (UTSA) and San Antonio College to conduct the App workshops to enhance financial literacy and support effective debt management.

In California, where student debt volume is among the nation’s highest, our strategy involves engaging with premier educational institutions, including UC Berkeley, UCLA, and Stanford. We aim to showcase the App’s utility and tap into the region’s influential financial leaders to extend our influence.

In Washington, D.C., the hub of the highest average student loan debt, our approach includes aligning with educational institutions and policymakers. Our focus is on hosting webinars and strategic sessions that position the App as an essential resource for managing the intricacies of student debt.

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

The Company implements an effective marketing funnel where we map out our subscribers’ journey from where they are the lead and then tailor strategies to encourage them to move through this funnel.

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

The Company, at its core, is dedicated to addressing the complexities of student loan management in the U.S., a challenge faced by millions. Our marketing strategy to concentrate on San Antonio, California, and Washington stems from the unique financial landscapes of these regions. San Antonio’s many loan forgiveness applicants, California’s immense combined student debt, and Washington, D.C.’s distinction of the nation’s highest average student debt highlight the acute need for our solutions in these areas. For Q4 2023, the Company anticipates a surge in user engagement, especially with the equity capital raise and the resumption of student loan interests. With its close-knit community, San Antonio is expected to see a rapid word-of-mouth spread, while California, given its vast student population, might witness the highest user acquisition. Washington, D.C., with its policy-driven environment, will likely see a steady increase in users seeking informed loan management solutions.

Moving into Q1 2024, the Company foresees a consolidation phase. The initial buzz from the Q4 campaigns would mature into stable user engagement. With its tech-savvy population, California might lead in terms of app interactions and feature utilization. San Antonio and Washington D.C. are expected to grow consistently, with more users transitioning from awareness to active usage.

By Q2 2024, the Company aims to have a robust user base in all three regions. The focus would shift from acquisition to retention, emphasizing user feedback and app enhancements. The Company expects San Antonio to have the highest retention rates, California to show increased referrals, and Washington, D.C., to provide valuable policy advocacy and partnership insights.

Beyond these quarters, our vision is to solidify its position in these states while using the insights and successes from these regions as a blueprint for expansion into other potential markets across the U.S. The ultimate goal is to make the Company synonymous with student loan management, offering tailored solutions for every American student and graduate.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

According to the Harvard Kennedy School report (8), the fintech industry deals with the dangers of potential misuse and abuse of consumer data. This includes but is not limited to the loss of privacy, violation of data security, increasing risks of fraud and scams, unfair and discriminatory uses of data and data analytics against rules and regulations, uses of data that are non-transparent to both consumers and regulators; harmful manipulation of consumer behavior; and risks that tech firms entering the financial or financial regulatory space will lack adequate knowledge, operational effectiveness, and stability.

The student loan forgiveness debate has entered into the national conversation. White House officials plan to cancel $10,000 in student debt per borrower after months of internal deliberations over structuring loan forgiveness for tens of millions of Americans. According to the Committee for a Responsible Federal Budget, a nonpartisan think tank, wiping out $10,000 of debt per borrower could cost roughly $230 billion.

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

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of September 30, 2023, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director. The Company plans to increase its Board of Directors so that the majority are independent directors.

Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic throughout the United States. While the initial outbreak concentrated in China, it spread to several other countries and reported infections globally. Many countries worldwide, including the United States, implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on businesses. Even though the pandemic appears to slow down and is in control, these measures have resulted in work stoppages, absenteeism in the Company’s labor workforce, and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments. These developments are highly uncertain. We cannot predict them with confidence, including the duration and severity of the outbreak and the actions required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which could harm our business, financial condition, and operation results.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending from inception to September 30, 2023, and throughout the report may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. As of September 30, 2023, and December 31, 2022, the Company had $68,561 and $315,788 cash and cash equivalent held at the financial institution.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $211,410 and $546,646 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ending September 30, 2023, and 2022. The sales and marketing costs mainly included the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 15.80% and 37.07% of the total expenses for the nine months ending September 30, 2023, and 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2022. On September 30, 2023, and December 31, 2022, the Company had $68,561 and $315,788 cash and cash equivalent held at the financial institution.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. There were no R and D expenditures for the nine months ending September 30, 2023. For the three months ending June 30, 2022, the Company incurred $46,960 in R and D costs to determine the technical feasibility of the Lever App for the US market. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

Legal Proceedings

The Company discloses a loss contingency if at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses when incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the period ending September 30, 2023 and December 31, 2022.

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

The Company estimates the useful life of the software to be three (3) years. Amortization expense was $129,410 and $13,913 for the nine months ending on September 30, 2023, and 2022, and the Company classifies such costs as software amortization costs.

Capitalized Software Costs

At September 30, 2023, the gross capitalized software assets were $1,180,909. At the end of September 30, 2023, accumulated software amortization expenses were $186,926. As a result, the unamortized balance of capitalized software on September 30, 2023, was $993,984.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

September 30, 2023
USD: AUD	$1.5570

Average exchange rate for the period:

July 1, 2023 to September, 2023
USD: AUD	$1.5289

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2023, and 2022, the Company had 66,046,350 and 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the nine months ending September 30, 2023, and 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

The Company adopted the ASU 2018-13 as of March 24, 2022. The Company used the Level 1I and II Fair Market Measurement to record, at cost, source code as tangible assets valued at $758,316. We evaluate contributed tangible software for impairment at least annually to confirm if the carrying amount of contributed tangible software exceeds its fair value. The contributed tangible software primarily consists of the source code of the Lever Debt App, fundamental testing of the App in a similar market, and a relationship with the software development and marketing team. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our contributed tangible software. We would recognize an impairment charge for the difference if the fair value is less than its carrying value. The Company did not record impairment for September 30, 2023.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On September 30, 2023, and December 31, 2022, the accumulated deficit was $3,958,960 and $1,932,194. On September 30, 2023, and December 31, 2022, the working capital deficit and surplus were $232,375 and $75,299. The reduction in the Company’s working capital surplus is primarily attributable to a rise in accounts payable alongside a decline in cash balances as reported on the balance sheet.

From March 24, 2022 (“Inception”) to September 30, 2023, the Company incurred a net loss of $3,958,960. From March 24, 2022 (“Inception”) to September 30, 2023, the Company generated revenue of $16,878 from its test launch. There was no revenue for the nine months ending September 30, 2023, as Congress recently passed a law preventing further extensions of the payment pause. Student loan interest resumed starting September 1, 2023, and payments will be due from October 2023. We expect to grow subscriptions in the fourth quarter of fiscal 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of September 30, 2023, and December 31, 2022, the Company had $68,561 and $315,788 cash and cash equivalent held at the financial institution. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. The Management has considered general economic conditions, key industry metrics, operating results, capital expenditures, commitments, and future obligations and liquidity. The Company will require capital infusion from new and existing investors, streamlining operating costs, and evaluating new business strategies to enhance cash flow from operations.

The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

The Company’s ability to continue as a going concern may depend on the Management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Mr. McKendrick, CEO and founder founded Lever Holdings Pty Ltd. (‘Lever Holdings’), a debt management software company catering to the Australian market. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316; the contributed tangible software. The Company estimated the value of the source code using the cost approach as it was a related party transaction.

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

Conversion of Outstanding Related Party Notes into Common Stock

On September 28, 2023, the Company entered into a conversion agreement (Conversion Notices) with Eyeon Investments Pty Ltd., Citywest Corp Pty Ltd., and Northrock Unit Capital Trust, whereby the noteholders agreed to convert the outstanding notes they held, with a principal amount totaling $1,050,000 and any accrued interest thereon, into shares of the Company’s common stock. Pursuant to the terms of the Conversion Notices, the Company issued an aggregate of 2,285,424 shares of common stock as full settlement of the outstanding notes.

Aspire Loan

In August 2023, Aspire Technologies LLC, a limited liability company controlled by Mr. McKendrick, who serves as Chief Executive Officer of the Company, contributed $59,400 to the Company. This capital infusion was recorded as a non-interest-bearing loan to provide the Company’s working capital. The loan is unsecured and due on demand. The Company entered into the transaction on terms that, from the Company’s perspective, are as favorable as could have been obtained from an unaffiliated third party.

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

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 350,000 shares of common stock as a full settlement of the outstanding note.

Eyeon I 150K Notes Payable ($150,000)

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

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 350,000 shares of common stock as a full settlement of the outstanding note.

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

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 220,808 shares of common stock as a full settlement of the outstanding note.

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

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 220,808 shares of common stock as a full settlement of the outstanding note.

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

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 220,808 shares of common stock as a full settlement of the outstanding note.

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

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 209,534 shares of common stock as a full settlement of the outstanding note.

Eyeon 200K Notes Payable ($200,000)

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

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 414,466 shares of common stock as a full settlement of the outstanding note.

Eyeon II 150K Notes Payable ($150,000)

On September 12, 2023, the Company borrowed $150,000 at a 15% interest rate due on September 12, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 299,000 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 2990,000 Shares. In case of IPO, the note is convertible into Common Stock to up to $150,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 299,000 shares of common stock as a full settlement of the outstanding note.

A&K Note ($50,000)

On September 19, 2023, the Company borrowed $50,000 at a 15% interest rate due on September 12, 2024, from A&K Sfetcopulos Superannuation Pty Ltd. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 99,667 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 99,667 Shares. In case of IPO, the note is convertible into Common Stock to up to $50,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

Pursuant to the terms of the Conversion Notice dated September 28, 2023, the Company issued an aggregate of 100,000 shares of common stock as a full settlement of the outstanding note.

Aspire Loan

In August 2023, Aspire Technologies LLC, a limited liability company controlled by Mr. McKendrick, who serves as Chief Executive Officer of the Company, contributed $59,400 to the Company. This capital infusion was recorded as a non-interest-bearing loan to provide the Company’s working capital. The loan is unsecured and due on demand. The Company entered into the transaction on terms that, from the Company’s perspective, are as favorable as could have been obtained from an unaffiliated third party.

Short Term Loan ($6,995)

On May 29, 2023, the Company borrowed $6,995 at a 15% interest rate as a loan from a non-affiliated party.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $75,979 and $62,111 for the nine months ending September 30, 2023, and 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

From May 2022 to the present, the Company leased office space in West Hollywood from an unrelated party for a year. The office’s rent payment is $6,000 per month as the General and administrative expenses.

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

Accrued Interest

As of September 30, 2023, and December 31, 2022, the Company had $0 and $740 in accrued interests.

Pending Litigation

Management is unaware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

As the Company began operation on March 24, 2022, the Company has not assessed federal and state payroll tax payments. The Company will aggregate all such payments in the General and administrative expenses in the future.

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Shares

As of December 31, 2022, the Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share. As of December 31, 2022, the Company had 66,046,350 common shares and 5,000,000 preferred shares issued and outstanding. The preferred stock has twenty (20) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

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

On March 24, 2022, the Company issued 27,500,000 shares to Eyeon Investment Pty Ltd., an entity controlled by Mr. Copulos, for a cash consideration of $275,000.

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

On September 28, 2023, the Company entered into a conversion agreement (Conversion Notices) with Eyeon Investments Pty Ltd., Citywest Corp Pty Ltd., and Northrock Unit Capital Trust, whereby the noteholders agreed to convert the outstanding notes they held, with a principal amount totaling $1,050,000 and any accrued interest thereon, into shares of the Company’s common stock. Pursuant to the terms of the Conversion Notices, the Company issued an aggregate of 2,285,424 shares of common stock as full settlement of the outstanding notes.

Warrants

There are no outstanding warrants.

NOTE 8. OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements affecting our liquidity, capital resources, market risk support, credit risk support, or other benefits.

NOTE 9. SUBSEQUENT EVENTS

In October 2023, the Company signed an underwriting engagement with Spartan Capital Securities LLC for the sale of up to approximately $5,000,000 with the aim to list the Company on a senior exchange, such as NYSE (American).

The Company had evaluated subsequent events through November 13, 2023, when these financial statements were available to be issued.

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

The Company had a soft launch of the App in the third quarter of fiscal 2022 on the iOS App Store. Currently, the App allow the subscribers to analyze their existing student loans and recommend programs the US Department of Education offers after the initial assessment and process enrollment into these programs. The App provides a list of qualified federal programs. The subscribers can digitally enroll in these programs by uploading or self-declaring their W-2, wage, or tax statements through the App. If subscribers are accepted for a federal program, the App manages their annual certifications for a monthly subscription fee. The average life of a loan is twenty-one years. The Company has partnered with Array US, Inc. to give subscribers personalized credit and financial data through the App, allowing them to understand their borrowing capacity better. The subscribers can also use the information to manage their credit scores.

In the fourth quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature showing the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend, and invest through the development, acquisition, and key hires across these technologies. The Company also plans to officially launch the App in the App Store and Play Store in the fiscal year 2023. There is no assurance that the Company will be successful in future plans.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q4 2023. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

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

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. From March 24, 2022 (‘Inception Date’) to September 30, 2023, the Company earned $16,878 in subscription revenue during the test launch.

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and Australia. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Completed version 1 of the App in the third quarter of fiscal 2022 with the soft launch and launch the App officially to the public in the third quarter of fiscal 2023;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary liabilities and debt management app and introduce other innovative repayments, finance, and spending features for United States consumers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and;

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan repayment from day-to-day debit card usage and investments such as IRAs and 401Ks.

The Company, at its core, is dedicated to addressing the complexities of student loan management in the U.S., a challenge faced by millions. Our marketing strategy to concentrate on San Antonio, California, and Washington stems from the unique financial landscapes of these regions. San Antonio’s high number of loan forgiveness applicants, California’s immense combined student debt, and Washington, D.C.’s distinction of the nation’s highest average student debt highlight the acute need for our solutions in these areas. For Q4 2023, the Company anticipates a surge in user engagement, especially with the equity capital raise and the resumption of student loan interests. With its close-knit community, San Antonio is expected to see a rapid word-of-mouth spread, while California, given its vast student population, might witness the highest user acquisition. Washington, D.C., with its policy-driven environment, will likely see a steady increase in users seeking informed loan management solutions.

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

Financial Conditions at September 30, 2023

On September 30, 2023, the Company had $68,561 cash to execute its business plan and accumulated a deficit of $3,958,960. The Company had a working capital deficit of $232,375 on September 30, 2023.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023, and 2022

The Company generated $0 and $16,878 revenue during the three months ending September 30, 2023 and 2022. The revenues for the three months ending September 30, 2022, were mainly from the test launch. During the three months ending September 30, 2023, and 2022, the Company had a net income loss of $1,231,491 and $667,854.

During the three months ending September 30, 2023, and 2022, the Company incurred general and administrative costs (“G and A”) of $363,039 and $354,667. In the three months ending September 30, 2023, and 2022, the Company incurred sales and marketing costs of $164,245 and $312,441. The sales and marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending September 30, 2023, and 2022, the office’s rent payment or membership fee was $20,118 and $38,800, which were included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

Nine Months Ended September 30, 2023, and 2022

The Company generated $0 and $16,878 revenue during the nine months ending September 30, 2023, and 2022. The revenues for the nine months ending September 30, 2022, were mainly from the test launch. During the nine months ending September 30, 2023, and 2022, the Company had a net income loss of $2,026,766 and $1,465,584.

During the nine months ending September 30, 2023, and 2022, the Company incurred general and administrative costs (“G and A”) of $997,225 and $910,395. In the nine months ending September 30, 2023, and 2022, the Company incurred sales and marketing costs of $211,410 and $546,646. The sales and marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the nine months ending September 30, 2023, and 2021, the office’s rent payment or membership fee was $75,979 and $62,11, which were included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, and December 31, 2022, the Company had $68,561 and $315,788 cash and cash equivalent held at the financial institution. The Company had a working capital deficit of $232,375 on September 30, 2023.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following September 30, 2023. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising additional capital to accomplish its growth plan over twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek to obtain additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

In the next twelve months, the Company will continue to invest in sales, marketing, product support, development of technology solutions, and enhancement of existing technology to serve our customers. We expect capital expenditure to increase to up to $250,000 in the next twelve months to support the growth, which mainly includes software development, acquisition of complementary software, and purchasing of computers and servers. In addition, the Company estimates additional expenditure needed to be $500,000, which provides $100,000 and $400,000 for sales and marketing and working capital, respectively.

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

GOING CONCERN CONSIDERATION

We generated $16,878 in revenues during the test run from inception to September 30, 2023. As of September 30, 2023, and December 31, 2022, the Company accumulated a deficit of $3,958,960 and $1,932,194, respectively. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting As of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on September 30, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting As of September 30, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal year ended September 30, 2023, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

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

On September 28, 2023, the Company entered into a conversion agreement (Conversion Notices) with Eyeon Investments Pty Ltd., Citywest Corp Pty Ltd., and Northrock Unit Capital Trust, whereby the noteholders agreed to convert the outstanding notes they held, with a principal amount totaling $1,050,000 and any accrued interest thereon, into shares of the Company’s common stock. Pursuant to the terms of the Conversion Notices, the Company issued an aggregate of 2,285,424 shares of common stock as full settlement of the outstanding notes.

Pursuant to the terms of the A&K Sfetcopulos Superannuation Pty Ltd.’s (A&K Note) Conversion Notice dated September 28, 2023; the Company issued an aggregate of 100,000 shares of common stock as a full settlement of the outstanding note.

The issuance of the aforementioned securities was made in reliance on the exemption from registration afforded under Section 4(2), of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder. Such offer and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Purchaser in connection with the issuance by the Company of the securities.

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

LEVER GLOBAL CORPORATION

Date: November 13, 2023	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: November 13, 2023	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

