Form 10-K
period 2023-12-31
Lever Global Corp
filed 2024-04-18
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2023

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of April 18, 2024, of $0.75 per share, the last business day of the registrant’s most recently completed first quarter, was approximately $50,464,966.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on April 18, 2024, was 67,286,621.

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

Lever Global Corporation (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

On July 25, 2023, the Company filed form 8-A12G to register these securities under Section 12(g) of the Securities Exchange Act of 1934 to provide greater transparency in financial statements so investors can make informed decisions before investing.

The Company had a soft launch of the App in the third quarter of fiscal 2022 on the iOS App Store. The App allows subscribers to analyze their existing student loans and recommend programs the US Department of Education offers after processing the initial assessment and enrollments into these programs. The App provides a list of qualified federal programs based on users’ W2. The subscribers can digitally enroll in these programs by uploading or self-declaring their W-2, wage, or tax statements through the App. If subscribers are accepted for a federal program, the App manages their annual certifications for a monthly subscription fee. The average life of a loan is twenty-one years. The Company has partnered with Array US, Inc. to give subscribers personalized credit and financial data through the App, allowing them to understand their borrowing capacity better. The subscribers can also use the information to manage their credit scores.

In the fourth quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature showing the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company offered its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. It will also provide more ways to save, spend, and invest through development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in fiscal 2023. There is no assurance that the Company will be successful in its plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the second quarter of fiscal 2024. The Company had a soft launch of the App in the third quarter of fiscal 2022. There was no revenue for the fiscal year ending December 31, 2023, and 2022. Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting September 1, 2023, and payments will be due in October 2023. We expect to resume subscription in fiscal 2024 once we officially launch the App.

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

The App will help the subscriber manage and resolve liabilities such as credit cards, student loans, and other types of consumer debts through continued education and recommendations on how and when to refinance the student loan with the Department of Education, federal student loan prequalification and enrollment, access credit scores, and other features that enable subscribers to manage their debt obligations smartly, intuitively, and cost-effectively. The Company initially intends to target student debt holders in the United States as its primary customer base. The Company believes that manually managing liabilities is complex and time-consuming, and it involves actively monitoring personal finances, estimating payments, negotiating with lenders, and finding the proper federal and state grants and loan arrangements. Maintaining and monitoring these loan terms with annual renewals that can last up to twenty-one (21) years on average isn’t easy.

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

Based on the subscribers’ inputs, the Lever App provides visual guidelines on how the subscribers’ budget and spending suit their current and future liabilities, including their student loan repayments. It also provides a smarter way to repay their debts through features like payment round-ups and extra repayment recommendations, helping subscribers pay off their liabilities smarter without affecting their spending habits.

The Lever App provides subscribers instant matches through Student Aid, the largest provider of financial aid for college in the United States, and other Federal student aid programs. The subscriber can access the complex world of student debt management in an easy four-step process through the Lever App, which includes:

●	Basic subscriber information per KYC requirements,
●	The subscriber links one or multiple loans in real-time, also known as Enrollment,
●	The software matches with up to three (3) options to manage loans (deferment or forbearance reduced payments, etc.) and
●	The subscriber picks the best option to connect to the best United States Government aid program to complete the application.

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

Business Strategy

Our experienced Management and in-house software development team have carefully designed various B2C solutions to meet the needs of consumers in the United States and globally. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Completed version 1 of the App in the third quarter of fiscal 2022 with the soft launch and launch the App officially to the public in the second quarter of fiscal 2024;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary liabilities and debt management app and introduce other innovative repayments, finance, and spending features for United States consumers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and;

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan repayment from day-to-day debit card usage and investments such as IRAs and 401Ks.

The U.S. Department of Education confirmed the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q2 2024. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

We expect our customer acquisition cost (CAC) to be around $30 per user. With each user subscription priced at $79.99 annually, the Company anticipates a consistent revenue stream for an average of 10 years, translating to roughly 120 payments over 10 years of users’ annual subscription. This results in a substantial lifetime value per customer. However, with the introduction of iOS 14, there are anticipated challenges in data-driven marketing, leading to a projected % increase in CAC by 30%. This shift is primarily attributed to the enhanced privacy features of iOS monthly14, which could potentially increase the costs of targeted advertising. However, we remain committed to our growth strategy and future price increases. The Company has earmarked a budget of approximately $150,000 monthly for marketing and sales initiatives. With this investment, Lever aims to onboard around 5,000 new user subscriptions each month, ensuring a steady influx of customers and maintaining a robust growth trajectory.

Marketing and Sales

The Company aims to be flexible and responsive to its sales and marketing strategies to provide an omnichannel customer experience. Therefore, we primarily focus on different subscriber acquisition channels to expand our paid customer base. The Company is actively integrating digital and traditional marketing channels effectively, as we believe these are scalable channels and that one-size-fits most customers no longer work. Our marketing strategy identifies and targets student borrowers who are high-value/high-potential subscribers. We have found that these customers are often more receptive to a digital marketing strategy that includes SEO marketing, an intuitive website experience, targeted emails/ content, educational blogs, and active social media engagement involving celebrities and influencers. For traditional marketing, such as conferences, trade shows, expos, media events, and direct meetings, the senior Management person provides presentations, gives media interviews, and engages potential subscribers at events.

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

The App’s official launch is expected in the second quarter of fiscal 2024. The Company intends to use traditional marketing strategies such as billboard signage, digital TV ads, creating video-on-demand advertising, and attending events at schools, colleges, and university campuses after the App’s official launch. Currently, the Company uses only online marketing, mainly social media campaigns, including engagement of celebrities and influencers and educational and other incentives-based posts on social media, to drive online traffic to its websites or directly to the App Store.

The Company implements an effective marketing funnel. We map out our subscribers’ journey from where they are led and then tailor strategies to encourage them to move through this funnel.

We also utilize many indirect channels where a network of industry professionals introduce and refer affiliates as third parties and promote our services in exchange for performance-based compensation. In most cases, affiliates carry out the lead generation function, while the Company’s staff provides subscribers and technical support to subscribers.

Our team takes most of the marketing and branding initiatives in-house. However, the company may hire outside marketing and branding consultants and advertising firms from time to time.

The Company, at its core, is dedicated to addressing the complexities of student loan management in the U.S., a challenge faced by millions. Our marketing strategy to concentrate on San Antonio, California, and Washington stems from the unique financial landscapes of these regions. San Antonio’s many loan forgiveness applicants, California’s immense combined student debt, and Washington, D.C.’s distinction of the nation’s highest average student debt highlight the acute need for our solutions in these areas. For Q2 2024, the Company anticipates a surge in user engagement, especially with the equity capital raise and the resumption of student loan interests. With its close-knit community, San Antonio is expected to see a rapid word-of-mouth spread, while California, given its vast student population, might witness the highest user acquisition. Washington, D.C., with its policy-driven environment, will likely see a steady increase in users seeking informed loan management solutions.

Moving into Q2 2024, the Company foresees a consolidation phase. The initial buzz from the Q4 campaigns would mature into stable user engagement. With its tech-savvy population, California might lead in-app interactions and feature utilization. San Antonio and Washington D.C. are expected to grow consistently, with more users transitioning from awareness to active usage.

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

Industry and Competitive Analysis

A student loan is money the federal government and private institutions lend students or parents to finance post-secondary education. Most students with bachelor’s degrees finance their education with one or more student loans. Student loans are the largest source of debt in the United States after mortgages. Student loans do not require the borrower to provide collateral, such as a house or a car, to guarantee the loan. The interest payment on the student loan is tax-deductible up to a maximum of $2,500. However, student loans are usually disbursed directly to the educational institution’s financial aid office. The loans can only cover tuition, college fees, room and board, living expenses while at college, and books. In most cases, bankruptcy laws do not allow the discharge of student loans under bankruptcy.

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

Average Student Loans

The average student debt is estimated to be $28,950 and $71,000 for graduate and postgraduate students, respectively. According to NerdWallet’s 2020 household debt study, the average US household with student debt owes $57,520.

Parent PLUS loans (3) are direct federal loans parents can use to pay for their dependent child’s education. According to federal loan data, the average outstanding parent PLUS loan debt is $28,778. Total parent PLUS debt: $104.8 billion distributed among 3.7 million parent PLUS borrowers.

Status of Student Loan Repayment (4)

The government offered student loan relief in 2020, which caused forbearance spikes and data suspension from federal agencies. There are 6.42 million federal loan borrowers in school, 1.17 million federal borrowers in the grace period, 460,000 federal loan borrowers in repayment, 3.05 million in deferment, and 26.78 million federal loan borrowers with loans in forbearance.

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

The US Government paused federal student loan repayments and interest during the pandemic throughout 2021 and extended it into the fall of 2022. Despite the freeze, student loan balances still increased as newer loans entered repayment despite no current payment due on most loans.

(1) Federal Reserve Bank of St. Louis. Student Loans Owned and Securitized.

(2) MeasureOne. Academic Lending Study December 15, 2021.

(3) StudentAid.gov. Federal Student Loan Portfolio by Loan Type.

(4) Federal Student Aid, Portfolio by Loan Status December 2021.

Status of Student Loan Default (5)

Student loan default occurs after a missed payment period that is approximately 270 days (or nine months) past due. Private student loans typically default after three missed payments (normally three months). Still, according to the lender’s terms and conditions, it can happen after one missed payment. Around 9.7% of student loan borrowers default after entering repayment within a couple of years.

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

(5) Federal Student Aid September 2020

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

The student loan forgiveness debate has entered the national conversation. White House officials plan to cancel $10,000 in student debt per borrower after months of internal deliberations over structuring loan forgiveness for tens of millions of Americans. According to the Committee for a Responsible Federal Budget, a nonpartisan think tank, wiping out $10,000 of debt per borrower could cost roughly $230 billion.

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

The student loan forgiveness debate has entered the national conversation. After months of internal deliberations over structuring loan forgiveness for tens of millions of Americans, White House officials plan to cancel $10,000 in student debt per borrower. According to the Committee for a Responsible Federal Budget, a nonpartisan think tank, wiping out $10,000 of debt per borrower could cost roughly $230 billion.

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

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

Since its inception, the Company has appointed Trent McKendrick as its Executive Chairman and Director. It currently has one executive director.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2023, throughout the report may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

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

The rental expenses were $62,931 and $78,636 for the fiscal year ending December 31, 2023, and 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

From May 2022 to the present, the Company has leased office space in West Hollywood from an unrelated party for a year. The office’s rent is $6,000 per month, which covers general and administrative expenses.

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

SHARES ELIGIBLE FOR FUTURE SALE

At present, we have a public market; we do not believe any selling shareholders offered and sold their shares at a fixed price until our shares were listed on a national securities exchange or quoted on the OTC Bulletin Board, OTCQX, or OTCQB, or any other stock exchange, at which time they may be sold at prevailing market prices or in privately negotiated transactions. Future sales of substantial amounts of our Common Shares in the public market, including Common Shares issued upon the exercise of outstanding options or warrants, or debt conversion, or the anticipation of these sales, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through sales of equity securities.

Quarterly Stock Performance:

Our common stock is traded on the OTC Bulletin Board under the ticker symbol OTCQB: LVER.

The following table presents the high and low sale prices for our common stock for each quarter of the last fiscal year, as reported on the OTC Bulletin Board:

Fiscal	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
2023	-	-	-	-	-	-	$0.75	$0.69

Our stock commended trading in October 2023.

Holders

We have 67,286,621 Common Shares issued and outstanding held by 85 shareholders of record, calculated as of December 31, 2023, by our Direct Transfer, LLC., a subsidiary of Issuer Direct Corporation, our Transfer Agent, assuming no exercise of outstanding options or warrants and no exercise of the underwriters’ option. All of the Common Shares sold in this offering will be freely tradable without restriction immediately following this offering, except that any Common Shares purchased by our affiliates, as that term is defined in Rule 144 under the Securities Act, may only be sold in compliance with the limitations described below. All remaining Common Shares held by existing shareholders immediately before this offering will be “restricted securities” as defined in Rule 144. These restricted securities were issued and sold by us in private transactions and are eligible for public sale only if registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act, including the exemptions provided by Rule 144 or Rule 701, summarized below.

Dividends

The Company did not declare any cash dividends for the December 31, 2023, and 2022 fiscal year. Our Board of Directors (s) (currently constituted by Trent M. McKendrick) does not intend to distribute any cash dividends soon. The Board of Directors decides the declaration, payment, timing, and amount of future dividends. The dividends will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. There is no assurance that the Company shall pay any future dividends. If the Company decides to pay dividends, there is no assurance concerning dividends.

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

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD AND OTC LINKS

We have our common stock quoted on the OTC Bulletin Board and/or OTC Link. If in the future, our securities are not quoted on the OTC Bulletin Board and/nor OTC Link, a security holder may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it (i) is not situated in a single location but operates through the communication of bids, offers, and confirmations between broker-dealers, and (ii) securities admitted to the quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for a quotation on the OTC Bulletin Board and/or OTC Link, the Company’s equity security required one registered broker-dealer, known as the market maker, who was willing to list bid or sale quotations and sponsor the company listing. We had an agreement with Glendale Securities, Inc., a registered broker-dealer, as the market maker, who listed bid or sale quotations and sponsored the company listing. The Company met the qualifications for trading securities on the OTC Bulletin Board and/or OTC Link; our securities trades on the OTC Bulletin Board and/or OTC Link until a future time, if at all.

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

Lever Global Corporation (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

The Company had a soft launch of the App in the third quarter of fiscal 2022 on the iOS App Store. Currently, the app allows subscribers to analyze their existing student loans and recommend programs offered by the US Department of Education after the initial assessment and to process enrollment into these programs. The App provides a list of qualified federal programs. The subscribers can digitally enroll in these programs by uploading or self-declaring their W-2, wage, or tax statements through the App. If subscribers are accepted for a federal program, the App manages their annual certifications for a monthly subscription fee. The average life of a loan is twenty-one years. The Company has partnered with Array US, Inc. to give subscribers personalized credit and financial data through the App, allowing them to understand their borrowing capacity better. The subscribers can also use the information to manage their credit scores.

In the fourth quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature showing the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2023, the Company offered its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. As well as provide more ways to save, spend, and invest through the development, acquisition, and key hires across these technologies. The Company also plans to officially launch the App in the App Store and Play Store in the fiscal year 2024. There is no assurance that the Company will be successful in future plans.

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

A student loan default has severe consequences for the borrower as it damages the borrower’s credit score, making it difficult to qualify for future loans. Still, the borrower may also be subject to wage garnishment when the lender automatically takes a portion of the paycheck to repay the loan. In addition, defaulting on a student loan can lead to the seizure of tax refunds and Social Security benefits. The Company believes that if borrowers struggle to make student loan payments, it’s crucial to act before falling too far behind. The Lever App allows the borrower to contact the loan servicer to discuss options, including deferment or forbearance. The Company believes acting through its intuitive technology can help them avoid the devastating consequences of student loan default.

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

The Company expects to continue to earn revenues through a subscription-based model, which will charge monthly recurring fees to subscribers. The Company is developing and testing the App, which it expects to market and launch in the second quarter of fiscal 2024. The App will be available on the App Store and PlayStore.

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q2 2024. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

We are a development stage entity devoting all our efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the second quarter of fiscal 2024. The Company had earned no significant revenues for the fiscal year ending December 31, 2023, and 2022. The Company did not generate any revenues in the fiscal year ending December 31, 2023. Our independent auditors have raised concerns about our ability to continue as a going concern. We expect the Company to raise significant additional capital to accomplish its growth plan over the next twelve months. However, there can be no assurance that financing and/or capital might be available to the Company.

PLAN OF OPERATIONS

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. The Company had earned no significant revenues for the fiscal year ending December 31, 2023, and 2022.

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and Australia. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Completed the App in the third quarter of fiscal 2022 with the soft launch, and launch the App officially to the public in the second quarter of fiscal 2024;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary debt management platform and introduce other innovative debt management tools for the United States student loan borrowers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan payment from day-to-day debit card usage.

Financial Conditions at December 31, 2023, and 2022

At December 31, 2023, and 2022, the Company had $7,884 and $315,788 cash to execute its business plan and accumulated a deficit of $4,717,038 and $1,932,194. The Company had a working capital deficit and surplus of $614,025 and $75,299 on December 31, 2022. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2022

The Company did not generate significant revenues for December 31, 2023, and 2022. During the fiscal year ending December 31, 2023, and 2022, the Company had a net income loss of $2,784,844 and $1,932,194.

During the fiscal year ending on December 31, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $1,292,843 and $1,189,111. During the fiscal year ending on December 31, 2023, and 2022, the Company incurred sales and marketing costs of $216,550 and $690,212. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer promotion events, online marketing on industry websites, press releases, and other public relations activities. The Company amortization expenses for the fiscal year ended December 31, 2023, and 2022, were $235,740 and $61,266.

For the fiscal year ending on December 31, 2023, and 2022, the office’s rent payment or membership fee was $62,931 and $78,636, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2023, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, and 2022, we had a cash balance of $7,884 and $315,788. The Company had a working capital deficit and surplus of $614,025 and $75,299 on December 31, 2023, and 2022.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. For fiscal year ending December 31, 2023, and 2022, the Company did not earn any significant revenues and had an operating loss of $2,784,844 and $1,923,711. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for a maximum of twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over the next twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

We do not expect existing cash on hand, cash flows from operations, and access to funding to be sufficient to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. As a result, we need additional funds to achieve a sustainable sales level and working capital where ongoing operations can be funded out of cash flow from operations. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

For fiscal year ending December 31, 2023, and 2022, the Company did not earn any significant revenues. As of December 31, 2023, and 2022, the Company accumulated a deficit of $4,717,038 and $1,932,194. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared following the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates, and such differences could be material and uncertain in the current economic environment due to COVID-19.

In more detail, we have described significant accounting policies in Note 2 of our Form S-/A (Amendment 3) statements filed with the SEC on September 19, 2022. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

JOBS Act Accounting Election

We are an “emerging growth company,” defined in the JOBS Act. The JOBS Act provides an emerging growth company with an extended transition period to comply with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected not to avail ourselves of the delayed adoption of new or revised accounting standards. Therefore, we will adopt new or revised generally accepted accounting principles in the United States on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We had no relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any effectiveness evaluation in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business, identifying third-party professionals with whom to consult regarding complex accounting applications, and considering additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the internal controls and financial reporting process.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position
Trent McKendrick	38	President/CEO/CFO/Director

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

Director of Independence

Our board of directors is currently composed of one (1) member, out of which three (3) directors are executive directors and who do not qualify as independent directors by the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The third non-executive director is an independent director. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his family members have engaged in various types of business dealings with us. Also, our board of directors has not made a subjective determination as to our director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the NASDAQ rules require such subjective determination. Had our board of directors made these determinations, they would have reviewed and discussed the information provided by directors and us concerning our director’s business and personal activities and relationships as they may relate to us and our management.

Audit Committee and Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that such committees would have performed are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board believes such committees are unnecessary since the Company is an early start-up company with only one (1) director. To date, such director have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our one (1) director and officer have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officer for the fiscal year ending December 31, 2023:

Name and				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
Trent McKendrick, CEO (1)	**	208,000	-0-	-0-	-0-	-0-	-0-	-0-	208,000

** Period from March 24, 2022 (Inception), to December 31, 2023

(1)	Appointed CEO, President, and Director on March 24, 2022, the Company issued 7,250,000 common stock on March 24, 2022, valued at $725. The Company issued 2,750,000 common stock on March 24, 2022, valued at $275, to Trent M. McKendrick as the founder shares. The Company issued 5,000,000 preferred stock on March 24, 2022, to Mr. McKendrick at a par value valued at $500 as the founder in consideration of services rendered to the Company. As the founder, Mr. McKendrick received a total combined value of $1,225 for common and preferred stock. Mr. McKendrick’s annual salary is $208,000.

As of December 31, 2023, Mr. McKendrick is accruing his salary. The Company gives salary compensation to key executives as an employee of the Company; Mr. McKendrick commits ninety percent (90%) of his time to the Company.

The Company has not issued any bonuses or formalized option awards to its officers. The Company has issued stock-based compensation of 7,250,000 common and 5,000,000 preferred stocks to Mr. McKendrick as the founder, valued at $1,225. The Company intends to provide these incentives based on meeting certain sales criteria, which the Board will review quarterly and annually. The Company has not formalized performance-based bonuses and other incentive agreements. The Company intends to pay each executive monthly at the beginning of the month.

From April 2022, the Company is paying its CEO a monthly compensation of $17,333, with increases each succeeding year should the agreement be approved annually by the Company. Mr. McKendrick is an employee who is also the CEO and CFO.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended December 31, 2023, or through the filing date of this report.

EMPLOYMENT AGREEMENTS

The Company has signed an employment agreement with Mr. McKendrick as the CEO and executive director. Ms. Garcia is also an employee of the Company as the Marketing Manager.

DIRECTOR COMPENSATION

We do not have a non-executive director. As a result, the Company did not pay any Directors’ compensation as of the report date. The Company intends to hire independent directors by the end of the fourth quarter of fiscal 2024.

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

As of the date of this report, we have calculated the percentages below based on 67,286,621 shares of our common stock issued and outstanding.

Name and Address (1)	Title of Class	Number of Shares Beneficially Owned	Percentage of Outstanding Common Shares
Trent McKendrick (2)	Common	14,530,000	21.59%
Stephen Copulos (3)	Common	36,074,708	53.61%
Officer and Director as a group (1 person)	Common	14,530,000	21.59%

Name and Address (1)	Title of Class (4)	Number of Shares Beneficially Owned	Percentage of Outstanding Preferred Shares
Trent McKendrick	Series A Preferred	5,000,000	100.00%

As of the date of this report, we have calculated the voting power percentages below based on 167,286,621 voting shares of our common stock, including voting shares contributed from 5,000,000 Series A Preferred Shares, which have 20 non-cumulative votes per share:

Name and Address (1)	Title of Class	Number of Voting Shares Beneficially Owned	Percentage of Outstanding Preferred Shares
Trent McKendrick (5)	Voting	114,530,000	68.46%
Stephen Copulos	Voting	36,074,708	21.56%
Officer and Director as a group (1 person)	Voting	114,530,000	68.46%

(1)	Addresses for all officers and directors are LEVEL 11, 9255 W SUNSET BLVD., WEST HOLLYWOOD, CA, 90069.
(2)	At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225. Lever Holdings provided seed capital to Lever Technology Inc. for $500,000 to start Lever App in the United States. On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,160,926 shares valued at $0.0248 to Lever Holdings’ shareholders. As a result of this conversion, Mr. McKendrick received 7,500,000 common stock of the Company and founder’s shares of common and preferred stock. Mr. McKendrick transferred 220,000 shares to a software developer.
(3)	Mr. Stephen Copulos has funded the Company since its inception for over $3.43 million. Mr. Copulos currently owns 36,074,708 common stock of the Company, representing 53.61% of issued and outstanding shares of the Company as of May 31, 2022. Mr. Copulos received these shares from the note conversion and for cash consideration.
(4)	Series A Preferred Shares are entitled to 20 non-cumulative votes per share on all matters presented to stockholders for action. As a result, on a vote-per-share basis, 5,000,000 Series A Preferred Shares represent 61.08% voting percentage.
(5)	Includes 100,000,000 voting shares because of 5,000,000 Series A Preferred, entitled to 20 non-cumulative votes per share on all matters presented to stockholders for action.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lever Holdings 500K Notes Payable ($500,000)

Lever Holdings provided seed capital to Lever Technology Inc. for $500,000 to start App in the United States. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316 as the contributed tangible software. The Company estimated the value of the source code using the income and cost approach. The Company attributed 90% of its value to the cost approach, closest to the actual value of developing the source code.

On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,166,042 common stock valued at $0.0248 per share to Lever Holdings. On May 31, 2022, the Lever Holdings Note balance was zero. Mr. McKendrick is also the founder, CEO, and majority shareholder of Lever Holdings.

As a result of this conversion, Niloc Capital Pty Ltd. (“Niloc Capital”), an entity owned by Mr. McKendrick, received 7,500,000 common stock of the Company and founding shares of common and preferred stock. Niloc Capital transferred 220,000 shares to a software developer. Mr. Copulos received 9,177,438 common stock from the conversion through his four entities.

Mr. Copulos has funded the Company since its inception for $3.43 million. Mr. Copulos currently owns 36,074,708 common stock of the Company, representing 53.61% of issued and outstanding common stock of the Company as of December 31, 2023. Mr. Copulos received these shares from the note conversion and for cash consideration.

For the fiscal year ended December 31, 2023, an additional 792,942 shares of common stock valued at $0.0248 per share were issued to certain shareholders of Lever Holdings who were either not issued shares or were issued erroneously.

Shares issued to the Founder

At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225.

Note 1: Citywest 150K Notes Payable ($150,000)

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

Note 2: Eyeon I 150K Notes Payable ($150,000)

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

Note 3: Citywest 100K Notes Payable ($100,000)

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

Note 4: Eyeon I 100K Notes Payable ($100,000)

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

Note 5: Northrock 100K Notes Payable ($100,000)

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

Note 6: Collin Phillips ($6,599)

On May 29, 2023, the Company borrowed $6,599 at a 15% interest rate due on May 29, 2024, from Collin Philips. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 13,998 Shares of Common Stock on a fully diluted basis.

Pursuant to the terms of the Conversion Notice dated October 1, 2023, the Company issued an aggregate of 13,998 shares of common stock as a full settlement of the outstanding note.

Note 7: Eyeon II 100K Notes Payable ($100,000)

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

Note 8: Eyeon 200K Notes Payable ($200,000)

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

Note 9: Eyeon III 150K Notes Payable ($150,000)

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

Note 10: A&K Sfetcopoulos $50K ($50,000)

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

Note 11: Eyeon III 100K Notes Payable ($100,000)

On October 30, 2023, the Company borrowed $100,000 at a 15% interest rate due on October 30, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 190,476 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 190,476 Shares. In case of IPO, the note is convertible into Common Stock to up to $100,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

As of December 31, 2023, the Note remained outstanding.

Note 12: Eyeon 70K Notes Payable ($70,000)

On December 20, 2023, the Company borrowed $70,000 at a 15% interest rate due on December 20, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 133,333 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 33,333 Shares. In case of IPO, the note is convertible into Common Stock to up to $70,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

As of December 31, 2023, the Note remained outstanding.

Aspire Loan

In August 2023, Aspire Technologies LLC, a limited liability company controlled by Mr. McKendrick, who serves as Chief Executive Officer of the Company, contributed $143,400 to the Company. This capital infusion was recorded as a non-interest-bearing loan to provide the Company’s working capital. The loan is unsecured and due on demand. The Company entered the transaction on terms that, from the Company’s perspective, are as favorable as could have been obtained from an unaffiliated third party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC (“BFB”) was our registered independent public registered accounting firm until May 2022. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter. BFB has been conducting our quarterly reviews and annual audits for the fiscal year ending December 31, 2023.

Audit Fees

For the fiscal year ending December 31, 2023, and 2022, the Company paid $60,500 and $49,500 for auditing our financial statements and reviewing Forms 10-Q.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors’ policy is to pre-approve all our independent registered public accounting firm’s services. For fiscal 2023, our Board of Directors pre-approved 100% of our independent registered public accounting firm’s services. These services include audit services. Our independent registered public accounting firm must periodically report to our Board of Directors regarding the extent of services offered by our independent registered public accounting firm by this pre-approval policy. Our Board of Directors may also delegate pre-approval authority to one or more members. Such member(s) must report any pre-approval to our Board of Directors at the next meeting.

Audit-Related Fees

We incurred neither fees nor expenses for 2023 for professional services rendered by BFB for audit-related fees other than those disclosed above under the caption “Audit Fees.”

Tax Fees

We incurred neither fees nor expenses for 2023 for professional services rendered by BFB for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

Other Fees

We incurred no fees or expenses for 2023 for any other products or professional services rendered by BFB other than those described above.

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

LEVER GLOBAL CORPORATION

Date: April 18, 2024	/s/ Trent M. McKendrick
Trent M. McKendrick, President and CEO (Principal Executive Officer)

Date: April 18, 2024	/s/ Trent M. McKendrick
Trent M. McKendrick, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent M. McKendrick	President, Chief Executive Officer (Principal	April 18, 2024
Trent M. McKendrick	Executive Officer)

/s/ Trent M. McKendrick	Chief Financial Officer (Principal Financial and	April 18, 2024
Trent M. McKendrick	Accounting Officer)

LEVER GLOBAL CORPORATION

FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2023

Together with

Report of Independent Registered Public Accounting Firm

F-1

LEVER GLOBAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Lever Global Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lever Global Corporation (the “Company”) as of December 31, 2023, and 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the period March 24, 2022 (Inception) through December 31, 2022, and through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the period March 24, 2022 (Inception) through December 31, 2022, and through December 31, 2023, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

April 18, 2024

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$7,884	$315,788
Account receivable	-	11,815
Prepaid expenses	-	148,436
Current assets	7,884	476,039
Contributed tangible software	695,123	758,316
Capitalized software	1,035,912	924,007
Total assets	$1,738,919	$2,158,362
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable	$255,681	$50,000
Stock issuable liability	50,000	50,000
Related party loans	313,405	300,000
Accrued interests	2,823	740
Current liabilities	621,909	400,740
Total liabilities	621,909	400,740
Commitments and Contingencies (Note 7)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of December 31, 2023, and 2022	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 67,286,621and 63,660,926 shares issued and outstanding, as of December 31, 2023, and 2022	6,728	6,366
Additional paid-in capital	5,826,820	3,682,950
Accumulated deficit	(4,717,038)	(1,932,194)
Total stockholders’ equity	1,117,010	1,757,622
Total liabilities and stockholders’ equity	$1,738,919	$2,158,362

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATION

	Fiscal Year Ended December 31, 2023	Period from March 24, 2022 to December 31, 2022
Revenues
Subscription fees	$-	$16,878
Total revenue	-	16,878
Operating expenses:
Subscription & software	235,740	61,266
General and administrative	1,292,843	1,189,111
Sales and marketing	216,550	690,212
Total operating expenses	$1,745,133	$1,940,589
Operating loss	(1,745,133)	(1,923,711)
Other income (expense):
Interest expense	(60,705)	(8,145)
Other income (expense)	(979,006)	(338)
Total other expense	$(1,039,711)	$(8,483)
Loss before provision for income taxes	(2,784,844)	(1,932,194)
Provision for income taxes	-	-
Net loss	$(2,784,844)	$(1,932,194)
Net loss per common share, basic and diluted	$(0.04)	$(0.03)
Weighted average number of common shares outstanding basic & diluted	64,893,208	62,515,087

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Fiscal year ended December 31, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	758,316	-	758,316
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(1,932,194)	(1,932,194)
Balance, December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622
Fiscal year ended December 31, 2023
Shares issued for note conversion of $1,100,000 at conversion price of $0.46	-	-	2,385,424	239	1,788,829	-	1,789,068
Shares issued for note conversion of $6,995 at conversion price of $0.47	-	-	13,998	1	10,498	-	10,499
Shares issued/cancelled for original note (March 2022) conversion at $0.0248	-	-	792,942	79	19,586	-	19,665
Adjustment for common shares originally issued for cash valued at $0.75 (original) to $0.50 (adjusted) for Eyeon Investments PtyLtd.	-	-	433,333	43	324,957	-	325,000
Net Loss	-	-	-	-	-	(2,784,844)	(2,784,844)
Balance, December 31, 2023	5,000,000	$500	67,286,621	$6,728	$5,826,820	$(4,717,038)	$1,117,010

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal year ended December 31, 2023	Period from March 24, 2022 to December 31, 2022
Operating Activities:
Net Loss	$(2,784,844)	$(1,932,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	-	500
Common stock issued for services	-	26,000
Contributed tangible software	63,193	(758,316)
Software amortization	235,740	57,516
Change in assets and liabilities:
Stock payable for services	-	50,000
Accounts receivable	11,815	(11,815)
Prepaid expenses	148,436	(148,436)
Accounts payable	205,681	50,000
Accrued interests	2,083	740
Net cash used in operating activities	$(2,117,896)	$(2,666,005)
Investing Activities:
Capitalized software	(347,645)	(981,523)
Net cash used in investing activities	$(347,645)	$(981,523)
Financing Activities:
Paid-in-capital for related party contribution	-	758,316
Proceeds from related party loans	13,405	300,000
Increase in paid-in-capital due to note conversion	1,819,232	-
Common stock issued for cash and adjustment shares	325,000	2,905,000
Net cash provided by financing activities	$2,157,637	$3,963,316
Net increase (decrease) in cash	(307,904)	315,788
Cash at beginning of the period	315,788	-
Cash at end of the period	$7,884	$315,788
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non – Cash Investing and financing activities:
Common Stock Issued for note conversion	$1,819,232	$500,000

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Lever Global Corporation (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

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

In fiscal 2023, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. It will also provide more ways to save, spend, and invest through development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in fiscal 2023. There is no assurance that the Company will be successful in its plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2023. The Company had a soft launch of the App in the third quarter of fiscal 2022. There was no significant revenue for the fiscal year that ended December 31, 2023, and 2022. Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting September 1, 2023, and payments will be due in October 2023. We expect to resume subscription in the second quarter of fiscal 2024.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q4 2023. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

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

The Company, at its core, is dedicated to addressing the complexities of student loan management in the U.S., a challenge faced by millions. Our marketing strategy to concentrate on San Antonio, California, and Washington stems from the unique financial landscapes of these regions. San Antonio’s many loan forgiveness applicants, California’s immense combined student debt, and Washington, D.C.’s distinction of the nation’s highest average student debt highlight the acute need for our solutions in these areas. For Q2 2024, the Company anticipates a surge in user engagement, especially with the equity capital raise and the resumption of student loan interests. With its close-knit community, San Antonio is expected to see a rapid word-of-mouth spread, while California, given its vast student population, might witness the highest user acquisition. Washington, D.C., with its policy-driven environment, will likely see a steady increase in users seeking informed loan management solutions.

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

(1) Federal Reserve Bank of St. Louis. Student Loans Owned and Securitized.

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

(5) Federal Student Aid September 2020

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

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

Board of Directors

As of December 31, 2023, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending from inception to December 31, 2023, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

(8) M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

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

The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. Lever Technology has no operating activities.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2023. At December 31, 2023, and 2022, the Company had $7,884 and $315,788 cash and cash equivalent held at the financial institution, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $216,550 and $690,212 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2023, and 2022. The sales and marketing costs mainly included the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 12.41% and 36.73% of the total expenses for the fiscal year ended December 31, 2023, and 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2023. At December 31, 2023, and 2022, the Company had $7,884 and $315,788 cash and cash equivalent held at the financial institution, respectively.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expend all research and development expenditures as incurred. From the fiscal year ended December 31, 2022, the Company incurred $46,960 in R and D costs to determine the technical feasibility of the Lever App for the US market. In the consolidated income statements, we have included the R and D costs in the General and Administrative expenses.

Legal Proceedings

The Company discloses a loss contingency if at least there is a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to pending legal proceedings when the loss is probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of loss with no best estimate; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability of pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses when incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized if and when the asset’s carrying value exceeds the fair value. There were no impairment charges for the period ending December 31, 2023.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable yearly.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties for tax contingencies in providing income taxes in the operations’ consolidated statements. The Company’s Management does not expect the total unrecognized tax benefits to change significantly in the next twelve (12) months.

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

The Company estimates the useful life of the software code to be three (3) years. Amortization expense was $63,193 and $0 for the fiscal year ended December 31, 2023, and 2022, and the Company classifies such cost as the Cost of Sales. The carrying cost of the software code at December 31, 2023 and 2022, was $695,123 and $758,316.

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

The Company estimates the software’s useful life to be three (3) years. Amortization expenses were $172,547 and $57,516 for the fiscal year ended December 31, 2022, and the Company classifies such costs as the Cost of Sales.

Capitalized Software Costs

At December 31, 2023, the gross capitalized software assets were $1,265,974. At the end of December 31, 2023, accumulated software amortization expenses were $230,063. As a result, the unamortized balance of capitalized software on December 31, 2023, was $1,035,912.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

December 31, 2023
USD: AUD	$1.4680

Average exchange rate for the period:

January 01, 2023, to December 31, 2023
USD: AUD	$1.5601

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2023, and 2022, the Company had 67,286,621 and 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the fiscal year ending December 31, 2023, and 2022, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

The Company adopted the ASU 2018-13 as of March 24, 2022. The Company used the Level 1I and II Fair Market Measurement to record, at cost, source code as tangible assets valued at $758,316. We evaluate contributed tangible software for impairment at least annually to confirm if the carrying amount of contributed tangible software exceeds their fair value. The contributed tangible software primarily consists of the source code of the Lever App, fundamental testing of the App in a similar market, and a relationship with the software development and marketing team. We use various qualitative or quantitative methods for these impairment tests to estimate the fair value of our contributed tangible software. If the fair value is less than its carrying value, we would recognize an impairment charge for the difference. The Company did not record impairment for December 31, 2023.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On December 31, 2023, and 2022, the accumulated deficit was $4,717,038 and $1,932,194. On December 31, 2023, and 2022, the working capital deficit and surplus was $614,025 and $75,299. The decrease in the working capital surplus was mainly due to no cash flow from operations.

For the fiscal year ended December 31, 2023, and 2022, the Company incurred a net loss of $2,784,844 and $1,932,194. From March 24, 2022 (“Inception”) and December 31, 2023, the Company did not generate any significant revenue.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of December 31, 2023, and 2022, the Company had $7,884 and $315,788 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. From inception to December 31, 2023, the Company did not earn any significant revenues. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

The Management expects that it will need to raise significant additional capital to accomplish its growth plan over the next twelve (12) months. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

The Management intends to continue enhancing its revenue from its Lever App subscription model, which it expects to launch in the fourth quarter of fiscal 2023. In the meantime, the Company expects to raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its subscription base in the United States, it intends to acquire long-lived assets to provide a future economic benefit beyond fiscal 2023.

NOTE 4. RELATED PARTY TRANSACTIONS

Lever Holdings 500K Notes Payable ($500,000)

Lever Holdings provided seed capital to Lever Technology Inc. for $500,000 to start App in the United States. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316 as the contributed tangible software. The Company estimated the value of the source code using the income and cost approach. The Company attributed 90% of its value to the cost approach, closest to the actual value of developing the source code.

On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,166,042 common stock valued at $0.0248 per share to Lever Holdings. On May 31, 2022, the Lever Holdings Note balance was zero. Mr. McKendrick is also the founder, CEO, and majority shareholder of Lever Holdings.

As a result of this conversion, Niloc Capital Pty Ltd. (“Niloc Capital”), an entity owned by Mr. McKendrick, received 7,500,000 common stock of the Company and founding shares of common and preferred stock. Niloc Capital transferred 220,000 shares to a software developer. Mr. Copulos received 9,177,438 common stock from the conversion through his four entities.

Mr. Copulos has funded the Company since its inception for $3.43 million. Mr. Copulos currently owns 36,074,708 common stock of the Company, representing 53.61% of issued and outstanding common stock of the Company as of December 31, 2023. Mr. Copulos received these shares from the note conversion and for cash consideration.

For the fiscal year ended December 31, 2023, an additional 792,942 shares of common stock valued at $0.0248 per share were issued to certain shareholders of Lever Holdings who were either not issued shares or were issued erroneously.

Shares issued to Founder

At March 24, 2022 (inception), the Company issued 7,250,000 common stock on March 24, 2022, and 5,000,000 preferred stock on March 24, 2022, at par value as the founder in consideration of services rendered to the Company. A total combined value of $1,225.

Note 1: Citywest 150K Notes Payable ($150,000)

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

Note 2: Eyeon I 150K Notes Payable ($150,000)

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

Note 3: Citywest 100K Notes Payable ($100,000)

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

Note 4: Eyeon I 100K Notes Payable ($100,000)

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

Note 5: Northrock 100K Notes Payable ($100,000)

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

Note 6: Collin Phillips ($6,599)

On May 29, 2023, the Company borrowed $6,599 at a 15% interest rate due on May 29, 2024, from Collin Philips. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 13,998 Shares of Common Stock on a fully diluted basis.

Pursuant to the terms of the Conversion Notice dated October 1, 2023, the Company issued an aggregate of 13,998 shares of common stock as a full settlement of the outstanding note.

Note 7: Eyeon II 100K Notes Payable ($100,000)

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

Note 8: Eyeon 200K Notes Payable ($200,000)

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

Note 9: Eyeon III 150K Notes Payable ($150,000)

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

Note 10: A&K Sfetcopoulos $50K ($50,000)

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

Note 11: Eyeon III 100K Notes Payable ($100,000)

On October 30, 2023, the Company borrowed $100,000 at a 15% interest rate due on October 30, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 190,476 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 190,476 Shares. In case of IPO, the note is convertible into Common Stock to up to $100,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

As of December 31, 2023, the Note remained outstanding.

Note 12: Eyeon 70K Notes Payable ($70,000)

On December 20, 2023, the Company borrowed $70,000 at a 15% interest rate due on December 20, 2024, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 133,333 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 33,333 Shares. In case of IPO, the note is convertible into Common Stock to up to $70,000, at the IPO price per Share less 30% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

As of December 31, 2023, the Note remained outstanding.

Aspire Loan

In August 2023, Aspire Technologies LLC, a limited liability company controlled by Mr. McKendrick, who serves as Chief Executive Officer of the Company, contributed $143,400 to the Company. This capital infusion was recorded as a non-interest-bearing loan to provide the Company’s working capital. The loan is unsecured and due on demand. The Company entered the transaction on terms that, from the Company’s perspective, are as favorable as could have been obtained from an unaffiliated third party.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expenses were $62,931 and $78,636 for the fiscal year ending December 31, 2023, and 2022. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

From May 2022 to the present, the Company has leased office space in West Hollywood from an unrelated party for a year. The office’s rent is $6,000 per month, which covers general and administrative expenses.

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

Accrued Interest

As of December 31, 2023, the Company had $2,823 in accrued interests.

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

On September 28, 2023, the Company entered into a conversion agreement (Conversion Notices) with Eyeon Investments Pty Ltd., Citywest Corp Pty Ltd., and Northrock Unit Capital Trust, whereby the noteholders agreed to convert the outstanding notes they held, with a principal amount totaling $1,100,000 and any accrued interest thereon, into shares of the Company’s common stock. Pursuant to the terms of the Conversion Notices, the Company issued an aggregate of 2,285,424 shares of common stock as full settlement of the outstanding notes.

On October 1, 2023, the Company entered into a conversion agreement (Conversion Notice) with Collin Philips, whereby the noteholder agreed to convert the outstanding notes they held, with a principal amount totaling $6,599 and any accrued interest thereon, into shares of the Company’s common stock. Pursuant to the terms of the Conversion Notices, the Company issued an aggregate of 13,998 shares of common stock as full settlement of the outstanding notes.

Warrants

There are no outstanding warrants.

NOTE 8. INCOME TAXES

The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

Income Tax

	Deferred Tax Assets/Liability
	2023	2023	2022	2022
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(2,784,844)	(584,817)	(1,932,194)	(405,761)
Stock/options issued for services	-	-	26,500	5,565
Depreciation and amortization	235,740	49,505	57,516	12,078
Tax income (loss)	(2,549,104)	(535,312)	(1,848,178)	(388,117)

Prior Year NOL (exclude effect of state tax)	(1,848,178)	(388,117)	-	-
Cumulative NOL	(4,397,282)	(923,429)	(1,848,178)	(388,117)

	December 31, 2023	December 31, 2022
Net operating loss carry forwards	923,429	388,117
Stock/options issued for services	-	5,565
Depreciation and amortization	49,505	12,078
Tax rate change	-	-
Valuation allowance	(972,935)	(405,761)
Total	-	-

Tax at statutory rate (21%)	(584,817)	(405,761)
State tax benefit, net of federal tax effect	-	-
Change in valuation allowance	584,817	405,761
Total	-	-

In 2023, the Company had pre-tax income and losses of $2,784,844, respectively, available for carry-forward to offset future taxable income. The Management has determined to provide full valuation allowances for our net deferred tax assets at the end of 2023, including Net Operating Loss (NOL) carryforwards generated during the years. We could realize our deferred tax assets based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income.

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

NOTE 10. SUBSEQUENT EVENTS

Eyeon 60K Notes Payable ($60,000)

On April 05, 2024, the Company borrowed $60,000 at a 15% interest rate due on April 05, 2025, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust (Eyeon), directly benefiting Mr. Copulos.

The Company had evaluated subsequent events through April 18, 2024, when these financial statements were available to be issued.

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

32