Form 10-Q
period 2024-03-31
Lever Global Corp
filed 2024-05-03
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on May 3, 2024, was 67,352,293.

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

3

PART I.

Item 1.	Financial Statements.

LEVER GLOBAL CORPORATION

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current assets:
Cash	$-	$7,884
Total Current assets	-	7,884
Contributed tangible software	631,930	695,123
Capitalized software	930,414	1,035,912
Total assets	$1,562,344	$1,738,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$312,115	255,681
Stock issuable liability	-	50,000
Related party loans	331,825	313,405
Accrued interest	9,181	2,823
Total Current liabilities	653,121	621,909
Total liabilities	653,121	621,909
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of March 31, 2024, and December 31, 2023	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 67,352,293 and 67,617,138 shares issued and outstanding as of March 31, 2024 and December 31, 2023	6,735	6,728
Additional paid-in capital	5,876,787	5,826,820
Accumulated deficit	(4,974,799)	(4,717,038)
Total stockholders’ equity	909,223	1,117,010
Total liabilities and stockholders’ equity	$1,562,344	$1,738,919

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Operating expenses:
Software amortization	$168,691	43,137
General and administrative	80,618	307,765
Sales and marketing	2,095	43,112
Total operating expenses	251,404	394,014
Operating income (loss)	(251,404)	(394,014)
Other income (expense):
Other interest expense	(6,357)	(7,639)
Other income (expense)	-	-
Total other expense	(6,357)	(7,639)
Income (loss) before provision for income taxes	(257,761)	(401,653)
Provision (benefit) for income taxes	-	-
Net income (loss)	(257,761)	(401,653)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	67,287,411	63,660,926

See accompanying notes to the financial statements.

F-3

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622
March 31, 2023
Net Loss	-	-	-	-	-	(401,653)	(401,653)
Balance, March 31, 2023	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,333,847)	$1,355,969

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2023	5,000,000	$500	67,286,621	$6,728	$5,826,820	$(4,717,038)	$1,117,010
March 31, 2024
Shares issued/canceled for original note (March 2022) conversion at $0.0248	-	-	(995)	-	(26)	-	(26)
Shares issued to consultant at $0.75	-	-	66,667	7	49,993	-	50,000
Net Loss	-	-	-	-	-	(257,761)	(257,761)
Balance, March 31, 2024	5,000,000	$500	67,352,293	$6,735	$5,876,787	$(4,974,799)	$909,223

See accompanying notes to the financial statements.

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(257,761)	$(401,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	168,691	43,137
Common stock issued for services	50,000	-
Contributed tangible software	63,193	-
Change in assets and liabilities:
Stock issuable for services	(50,000)	-
Accrued interests	6,358	7,644
Accounts payable	56,434	51,570
Net cash used in operating activities	$36,915	$(299,302)
Investing Activities:
Capitalized software	(63,193)	(75,588)
Net cash used in investing activities	$(63,193)	$(75,588)
Financing Activities:
Common stock adjustment, issued (canceled)	(26)	-
Related party loans	18,420	300,000
Net cash provided by financing activities	$18,394	$300,000
Net increase (decrease) in cash	(7,884)	(74,890)
Cash at beginning of the period	7,884	315,788
Cash at end of the period	$-	$240,898
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	500,000

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

(5) Federal Student Aid September 2020

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8)M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of March 31, 2024, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending from inception to March 31, 2024, and throughout the report may not add up precisely to the totals provided, and percentages may not exactly reflect the absolute figures.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2024. On March 31, 2024, and December 31, 2023, the Company had $0 and $7,884 cash and cash equivalent held at the financial institution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $2,095 and $43,112 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ending March 31, 2024, and 2023. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 2.53% and 12.29% of the total expenses for the three months ending March 31, 2024, and 2023.

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2024. On March 31, 2024, and December 31, 2023, the Company had $0 and $7,884 cash and cash equivalent held at the financial institution.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. There were no R and D expenditures for the three months ending March 31, 2024 and 2023.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the three months period ending March 31, 2024 and 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contributed Software Code

At the inception, Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed to it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

The Company estimates the useful life of the software code to be three (3) years. Amortization expense was $63,193 and $0 for the three months ending March 31, 2024, and 2023. and the Company classifies such cost as the amortization expense. The carrying cost of the software code on March 31, 2024, and December 31, 2023, was $631,930 and $695,123.

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

The Company estimates the useful life of the software to be three (3) years. Amortization expense were $105,498 and $43,137 for the three months ending in March 31, 2024, and 2023, and the Company classifies such costs as software amortization costs.

Capitalized Software Costs

At March 31, 2024, the gross capitalized software assets were $1,035,912. At the end of March 31, 2024, accumulated software amortization expenses were $105,498. As a result, the unamortized balance of capitalized software on March 31, 2024, was $930,414.

At December 31, 2023, the gross capitalized software assets were $1,265,974. At the end of December 31, 2023, accumulated software amortization expenses were $230,063. As a result, the unamortized balance of capitalized software on December 31, 2023, was $1,035,912.

The Company launched version 1 of the App in August 2022. As a result, we are amortizing the gross capitalized cost as an amortization expense, which the Company classifies as such.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

March 31, 2024
USD: AUD	$1.5321

Average exchange rate for the period:

January 1, 2024 to March 31, 2024
USD: AUD	$1.5208

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316 as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed to it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2024, and 2023, the Company had 67,352,293 and 63,660,926 basic and dilutive shares issued and outstanding, respectively.

During the three months ending March 31, 2024, and 2023, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On March 31, 2024, and December 31, 2023, the accumulated deficit was $4,974,799 and $4,717,038. On March 31, 2024, and December 31, 2023, the working capital deficit were $653,121 and $614,025. The decrease in the working capital surplus was mainly due to an increase in accounts payable and related party loans.

There was no revenue for the three months ending March 31, 2024, and 2023. As of March 31, 2024, and December 31, 2023, the Company had $0 and $7,884 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. From inception to March 31, 2024, the Company did not earn any significant revenues. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

Management has considered various factors in evaluating the Company’s sustainability and the ability to manage obligations due within a year. Management has considered general economic conditions, key industry metrics, operating results, capital expenditures, commitments, and future obligations and liquidity. If there is a delay in generating significant revenues by the end of December 31, 2024, the Company will require capital infusion from new and existing investors, streamlining operating costs, and evaluating new business strategies to enhance cash flow from operations.

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

The Management intends to continue enhancing its revenue from its Lever App subscription model, which it expects to launch in the second quarter of fiscal 2024. In the meantime, the Company expects to raise funds through private placement offerings and debt financing. See Note 8 for Notes Payable. As the Company increases its subscription base in the United States, it intends to acquire long-lived assets to provide a future economic benefit beyond fiscal 2024.

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

As of March 31, 2024, Mr. Copulos has funded the Company since its inception for $3.43 million. Mr. Copulos currently owns 36,074,708 common stock of the Company, representing 53.61% of issued and outstanding common stock of the Company as of March 31, 2024. Mr. Copulos received these shares from the note conversion and for cash consideration.

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

NOTE 5. NOTES PAYABLE – RELATED PARTY (CONTD.)

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

NOTE 5. NOTES PAYABLE – RELATED PARTY (CONTD.)

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

As of March 31, 2024, the Note remained outstanding.

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

As of March 31, 2024, the Note remained outstanding.

Trent McKendrick (Aspire) Loan

In August 2023, Aspire Technologies LLC, a limited liability company controlled by Mr. McKendrick, who serves as Chief Executive Officer of the Company, contributed $143,400 to the Company. This capital infusion was recorded as a non-interest-bearing loan to provide the Company’s working capital. The loan is unsecured and due on demand. The Company entered the transaction on terms that, from the Company’s perspective, are as favorable as could have been obtained from an unaffiliated third party. As of March 31, 2024, the outstanding balance was $142,870.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $0 and $27,078 for the three months ending March 31, 2024, and 2023. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

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

Accrued Interest

As of March 31, 2024, and December 31, 2023, the Company had $9,181 and $2,823 in accrued interests.

Pending Litigation

Management is not aware of any actions, suits, investigations, or proceedings (public or private) pending or threatened against or affecting any of the assets or any affiliate of the Company.

Tax Compliance Matters

The Company has not assessed federal and state payroll tax payments as there had been no taxable income. The Company will aggregate all such payments in the General and administrative expenses in the future.

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Shares

As of March 31, 2024, the Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share. As of March 31, 2024, the Company had 67,352,293 common shares and 5,000,000 preferred shares issued and outstanding. The preferred stock has twenty (20) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On March 24, 2022, the Board agreed to issue 5,000,000 shares of Preferred Stock to TJM Capital LLC, a limited liability company owned by Mr. McKendrick as the founder, in consideration of services rendered to the Company. As of March 31, 2024, the Company had 5,000,000 preferred shares issued and outstanding.

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

NOTE 9. SUBSEQUENT EVENTS

The Company had evaluated subsequent events through May 3, 2024, when these financial statements were available to be issued.

Note 13. Eyeon 130K Notes Payable ($130,000)

On April 05, 2024, the Company borrowed $130,000 at a 15% interest rate due on April 05, 2026, from Eyeon Investments Pty Ltd ATF Eyeon Investments Family Trust, which directly benefits Mr. Copulos. According to the conversion rights of the note, upon consummation of merger & acquisition or change of ownership, the entire Note shall automatically convert, though no further action on the part of the Company or the Holder, into 433,333 Shares of Common Stock on a fully diluted basis, but in no event will the conversion be less than 433,333 Shares. In case of IPO, the note is convertible into Common Stock to up to $130,000, at the IPO price per Share less 60% of the 7-day VWAP (Volume Weighted Average Price) discount per Share.

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

We are a development stage entity devoting all our efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the second quarter of fiscal 2024. The Company had earned no significant revenues for the three months ending March 31, 2024, and 2023. The Company did not generate any revenues in the fiscal year ending December 31, 2023. Our independent auditors have raised concerns about our ability to continue as a going concern. We expect the Company to raise significant additional capital to accomplish its growth plan over the next twelve months. However, there can be no assurance that financing and/or capital might be available to the Company.

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

Financial Conditions at March 31, 2024 and December 31, 2023

At December 31, 2023, and 2022, the Company had $0 and $7,884 cash to execute its business plan and accumulated a deficit of $4,974,799 and $4,717,038. The Company had a working capital deficit of $653,121 and $614,025. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, and 2023

The Company did not generate any revenue during the three months ending March 31, 2024, and 2023. During the three months ending March 31, 2024, and 2023, the Company had a net income loss of $257,761 and $401,653.

During the three months ending March 31, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $80,618 and $307,765.The three months ending March 31, 2024, and 2023, the Company incurred sales and marketing costs of $2,095 and $43,112. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending March 31, 2024, and 2023, the office’s rent payment or membership fee was $0 and $27,078, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, we had a cash balance of $0. The Company had a working capital deficit of $653,121 on March 31, 2024.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following March 31, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising additional capital to accomplish its growth plan over the next twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

For the next six to nine months, we expect existing cash on hand, cash flows from operations, and access to funding to be sufficient to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. However, we may need additional funds to achieve a sustainable sale where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

For the three months ending March 31, 2024, and 2023, and since inception, the Company did not earn any significant revenues. As of March 31, 2024, and December 31, 2023, the Company accumulated a deficit of $4,974,799 and $4,717,038. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any effectiveness evaluation in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on March 31, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2024, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

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

LEVER GLOBAL CORPORATION

Date: May 3, 2024	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: May 3, 2024	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

