Form 10-K/A
period 2023-12-31
Lever Global Corp
filed 2024-07-23
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of June 28, 2024, of $0.75 per share, the last business day of the registrant’s most recently completed second quarter, was approximately $50,464,966.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on July 22, 2024, was 69,632,672.

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to provide immaterial amendments to the financial statements of LEVER GLOBAL CORPORATION (the “Company”), including the notes to the financial statements, for the years ended December 31, 2023 and 2022, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 18, 2024 (“Form 10-K), and in order to replace the Report of Independent Registered Public Accounting Firm of BF Borgers CPA PC (“Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from Boladale Lawal & Co (“Boladale”), included in this Amendment, and to make certain other changes as described herein.

The following items have also been amended to reflect the immaterial amendments:

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Item 8. Financial Statements and Supplementary Data

●	Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

●	Item 13. Certain Relationships and Related Transactions, and Director Independence

●	Item 14. Principal Accountant Fees and Services

●	Part IV, Item 15. Exhibits and Financial Statement Schedules.

●	Item 16. Form 10–K Summary.

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2). In addition, the Company has added the Item 1C. Cybersecurity.

Except as described above, no other portion of the Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

PART II

ITEM 1C. CYBERSECURITY.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with White Digital Solutions who reports to our CEO, to manage the risk assessment and mitigation process.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of CEO. Our executive team including our Chief Executive Officer, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Lever Global Corporation (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and student loan management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

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

Financial Conditions at December 31, 2023, and 2022

At December 31, 2023, and 2022, the Company had $7,884 and $315,788 cash to execute its business plan and accumulated a deficit of $4,911,178 and $1,932,194. The Company had a working capital deficit and surplus of $614,025 and $75,299 on December 31, 2022. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2022

The Company did not generate significant revenues for December 31, 2023, and 2022. During the fiscal year ending December 31, 2023, and 2022, the Company had a net income loss of $2,978,984 and $1,949,072.

During the fiscal year ending on December 31, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $1,486,983 and $1,189,111. During the fiscal year ending on December 31, 2023, and 2022, the Company incurred sales and marketing costs of $216,550 and $690,212. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer promotion events, online marketing on industry websites, press releases, and other public relations activities. The Company amortization expenses for the fiscal year ended December 31, 2023, and 2022, were $429,880 and $61,266.

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

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. For fiscal year ending December 31, 2023, and 2022, the Company did not earn any significant revenues and had an operating loss of $2,978,984 and $1,923,711. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for a maximum of twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over the next twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

For fiscal year ending December 31, 2023, and 2022, the Company did not earn any significant revenues. As of December 31, 2023, and 2022, the Company have accumulated deficit of $4,911,178 and $1,932,194. Our independent auditors included an explanatory paragraph in their report on the audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

PART III.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

On March 31, 2022, the Company converted all the outstanding notes into common stock by issuing 20,166,042 common stock valued at $0.0248 per share to Lever Holdings shareholders. On May 31, 2022, the Lever Holdings Note balance was zero. Mr. McKendrick is also the founder, CEO, and majority shareholder of Lever Holdings.

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

Boladale Lawal & Co is our registered independent public registered accounting firm. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Audit Fees

For the fiscal year ending December 31, 2023, and 2022, the Company paid $15,000 and $1,000 for auditing our financial statements.

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

Audit-Related Fees

We incurred neither fees nor expenses for 2023 for professional services rendered by Boladale Lawal & Co for audit-related fees other than those disclosed above under the caption “Audit Fees.”

Tax Fees

We incurred neither fees nor expenses for 2023 for professional services rendered by Boladale Lawal & Co for tax compliance, tax advice, or tax planning other than the fees disclosed above under the caption “Audit Fees.”

Other Fees

We incurred no fees or expenses for 2023 for any other products or professional services rendered by Boladale Lawal & Co other than those described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBITS.

Exhibit	Item

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

3.3	Certificate of Designation Series A Preferred Stock (incorporated by reference to Exhibit 3.3 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

4.1	Sample Subscription Agreement (incorporated by reference to Exhibit 4.1 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

4.2	Description of Securities

10.1	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated March 24, 2022 (incorporated by reference to Exhibit 10.1 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.2	Securities purchase agreement between the Registrant and Future Carers Pty Ltd. dated March 31, 2022 (incorporated by reference to Exhibit 10.2 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.3	Note Conversion agreement between the Registrant and Lever Holdings Pty Ltd. dated March 31, 2022 (incorporated by reference to Exhibit 10.3 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.4	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated April 28, 2022 (incorporated by reference to Exhibit 10.4 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.5	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated April 28, 2022 (incorporated by reference to Exhibit 10.5 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.6	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated May 26, 2022 (incorporated by reference to Exhibit 10.6 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.7	Company’s lease agreement. (incorporated by reference to Exhibit 10.7 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10–K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVER GLOBAL CORPORATION

Date: July 23, 2024	/s/ Trent M. McKendrick
Trent M. McKendrick, President and CEO (Principal Executive Officer)

Date: July 23, 2024	/s/ Trent M. McKendrick
Trent M. McKendrick, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent M. McKendrick	President, Chief Executive Officer (Principal	July 23, 2024
Trent M. McKendrick	Executive Officer)

/s/ Trent M. McKendrick	Chief Financial Officer (Principal Financial and	July 23, 2024
Trent M. McKendrick	Accounting Officer)

LEVER GLOBAL CORPORATION

FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2023 and 2022

Together with

Report of Independent Registered Public Accounting Firm

F-1

LEVER GLOBAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Lever Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lever Global Corporation (the “Company”) as of December 31, 2023, and 2022, the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the period March 24, 2022 (Inception) through December 31, 2022, and through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the period March 24, 2022 (Inception) through December 31, 2022, and through December 31, 2023, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has accumulated deficit of $4,911,178. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets

During the year 2022 the company recognized Contributed Tangible Assets acquired from a related party Lever Holdings. (Australia) provided the working base source code for the launch of the Company, Lever Global issued 20,160,926 units of common stock at $0.0248 in exchange for the assets acquired.

The company conducted a valuation, and the assets was valued at $772,000 using the cost basis approach. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

We identified the valuation of the Work Base Sources Code Intangible Assets as a critical audit matter because the method used to estimate the fair value of the assets involves assumptions, and significant, management judgement.

The procedures performed to address the matter included.

■	We read the purchase agreements used in the underlying acquisitions and utilized by the Company to allocate the purchase price.

■	We obtained the valuation reports prepared by management’s third-party expert.

■	Considered the reasonableness of the overall allocation of the total purchase price.

■	We reviewed the asset transferred agreement between the company and Lever Holdings

/s/ Boladale lawal

Boladale Lawal & Co (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

July 18, 2024

LEVER GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$7,884	$315,788
Account receivable	-	11,815
Prepaid expenses	-	148,436
Current assets	7,884	476,039
Contributed tangible software	514,667	772,000
Capitalized software	1,035,912	924,007
Total assets	$1,558,463	$2,172,046
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable	$255,681	$50,000
Stock issuable liability	50,000	50,000
Related party loans	313,405	300,000
Accrued interests	2,823	740
Current liabilities	621,909	400,740
Total liabilities	621,909	400,740
Commitments and Contingencies (Note 7)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of December 31, 2023, and 2022	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 67,286,621and 63,660,926 shares issued and outstanding, as of December 31, 2023, and 2022	6,758	6,396
Additional paid-in capital	5,840,474	3,696,604
Accumulated deficit	(4,911,178)	(1,932,194)
Total stockholders’ equity	936,554	1,771,306
Total liabilities and stockholders’ equity	$1,558,463	$2,172,046

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATION

	Fiscal Year Ended December 31, 2023	Period from March 24, 2022 to December 31, 2022
Revenues
Subscription fees	$-	$16,878
Total revenue	-	16,878
Operating expenses:
Subscription & software	235,740	61,266
General and administrative	1,486,983	1,189,111
Sales and marketing	216,550	690,212
Total operating expenses	$1,939,273	$1,940,589
Operating loss	(1,939,273)	(1,923,711)
Other income (expense):
Interest expense	(60,705)	(8,145)
Other income (expense)	(979,006)	(338)
Total other expense	$(1,039,711)	$(8,483)
Loss before provision for income taxes	(2,978,984)	(1,932,194)
Provision for income taxes	-	-
Net loss	$(2,978,984)	$(1,932,194)
Net loss per common share, basic and diluted	$(0.04)	$(0.03)
Weighted average number of common shares outstanding basic & diluted	64,893,208	62,515,087

See accompanying notes to the financial statements

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Fiscal year ended December 31, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	771,970	-	771,970
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(1,932,194)	(1,932,194)
Balance, December 31, 2022	5,000,000	$500	63,660,926	$6,396	$3,696,604	$(1,932,194)	$1,771,306

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	5,000,000	$500	63,660,926	$6,396	$3,696,604	$(1,932,194)	$1,771,306
Fiscal year ended December 31, 2023
Shares issued for note conversion of $1,100,000 at conversion price of $0.46	-	-	2,385,424	239	1,788,829	-	1,789,068
Shares issued for note conversion of $6,995 at conversion price of $0.47	-	-	13,998	1	10,498	-	10,499
Shares issued/cancelled for original note (March 2022) conversion at $0.0248	-	-	792,942	79	19,586	-	19,665
Adjustment for common shares originally issued for cash valued at $0.75 (original) to $0.50 (adjusted) for Eyeon Investments PtyLtd.	-	-	433,333	43	324,957	-	325,000
Net Loss	-	-	-	-	-	(2,978,984)	(2,978,984)
Balance, December 31, 2023	5,000,000	$500	67,286,621	$6,758	$5,840,474	$(4,911,178)	$936,554

LEVER GLOBAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal year ended December 31, 2023	Period from March 24, 2022 to December 31, 2022
Operating Activities:
Net Loss	$(2,978,984)	$(1,932,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	-	500
Common stock issued for services	-	26,000
Contributed tangible software	257,333	(758,316)
Software amortization	235,740	57,516
Change in assets and liabilities:
Stock payable for services	-	50,000
Accounts receivable	11,815	(11,815)
Prepaid expenses	148,436	(148,436)
Accounts payable	205,681	50,000
Accrued interests	2,083	740
Net cash used in operating activities	$(2,117,896)	$(2,666,005)
Investing Activities:
Capitalized software	(347,645)	(981,523)
Net cash used in investing activities	$(347,645)	$(981,523)
Financing Activities:
Paid-in-capital for related party contribution	-	758,316
Proceeds from related party loans	13,405	300,000
Increase in paid-in-capital due to note conversion	1,819,232	-
Common stock issued for cash and adjustment shares	325,000	2,905,000
Net cash provided by financing activities	$2,157,637	$3,963,316
Net increase (decrease) in cash	(307,904)	315,788
Cash at beginning of the period	315,788	-
Cash at end of the period	$7,884	$315,788
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non – Cash Investing and financing activities:
Common Stock Issued for note conversion	$1,819,232	$500,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contributed Software Code

Lever Holdings provided the working base source code for the launch of the Company, valued at $772,000, as the contributed tangible software. The Company estimated the value of the source code using the cost approach as the related party contributed to it. The Company attributed 100% value to the cost approach, closest to the actual value of developing the source code.

The Company estimates the useful life of the software code to be three (3) years. Amortization expense was $257,333 and $0 for the fiscal year ended December 31, 2023, and 2022, and the Company classifies such cost as the Cost of Sales. The carrying cost of the software code at December 31, 2023 and 2022, was $772,000 and $514,667.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On December 31, 2023, and 2022, the accumulated deficit was $4,911,178 and $1,932,194. On December 31, 2023, and 2022, the working capital deficit was $614,025. The deficit working capital was mainly due to no cash flow from operations.

For the fiscal year ended December 31, 2023, and 2022, the Company incurred a net loss of $2,978,984 and $1,949,072. From March 24, 2022 (“Inception”) and December 31, 2023, the Company did not generate any significant revenue.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Lever Holdings 500K Notes Payable ($500,000)

Lever Holdings provided seed capital to Lever Global Corporation. for $500,000 to start App in the United States. Lever Holdings provided the working base source code for the launch of the Company, valued at $772,000 as the contributed tangible software. The Company estimated the value of the source code using the replacement cost approach which is estimated to be the actual cost of developing the source code internally.

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

NOTE 6. STOCKHOLDERS’ EQUITY

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

NOTE 7. INCOME TAXES

The Company calculates income taxes using the asset and liability method of accounting. We compute Deferred income taxes by multiplying statutory rates applicable to estimated future-year differences between the consolidated financial statement and tax basis carrying amounts of assets and liabilities.

The income tax provision is summarized as follows:

Income Tax

	Deferred Tax Assets/Liability
	2023	2023	2022	2022
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(2,978,984)	(625,586)	(1,932,194)	(405,761)
Stock/options issued for services	-	-	26,500	5,565
Depreciation and amortization	493,073	103,545	57,516	12,078
Tax income (loss)	(2,485,911)	(522,041)	(1,848,178)	(388,117)

Prior Year NOL (exclude effect of state tax)	(1,848,178)	(388,117)	-	-
Cumulative NOL	(4,334,089)	(910,158)	(1,848,178)	(388,117)

	December 31, 2023	December 31, 2022
Net operating loss carry forwards	910,158	388,117
Stock/options issued for services	-	5,565
Depreciation and amortization	103,545	12,078
Tax rate change	-	-
Valuation allowance	(1,013,703)	(405,761)
Total	-	-

Tax at statutory rate (21%)	(625,586)	(405,761)
State tax benefit, net of federal tax effect	-	-
Change in valuation allowance	625,586	405,761
Total	-	-

In 2023, the Company had pre-tax income and losses of $2,978,984, respectively, available for carry-forward to offset future taxable income. The Management has determined to provide full valuation allowances for our net deferred tax assets at the end of 2023, including Net Operating Loss (NOL) carryforwards generated during the years. We could realize our deferred tax assets based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income.

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

Nest Egg Investment, LLC.: On July 10, 2024, Lever Global Corporation (the “Company”) entered into an exchange agreement (the “Nest Egg Agreement”) with Nest Egg Investments LLC, a Delaware limited liability company (“Nest Egg”). Pursuant to the Nest Egg Agreement, the Company acquired 100% membership interest in Nest Egg in exchange for 110,000,000 shares of Company’s common stock.

Resolve Debt, LLC: On July 10, 2024, the Company entered into an exchange agreement (the “Resolve Debt Agreement”) with Resolve Debt, LLC, a Wyoming limited liability company (“Resolve Debt”). Pursuant to the Resolve Debt Agreement, the Company acquired 100% membership interest in Resolve Debt in exchange for 65,000,000 shares of Company’s common stock.

Trav, LLC: On July 10, 2024, the Company entered into an exchange agreement (the “Travl Agreement,” together with Nest Egg Agreement and Resolve Debt Agreement as the “Agreements”) with Travl LLC, a Delaware limited liability company (“Travl”). Pursuant to the Travl Agreement, the Company acquired 100% membership interest in Travl in exchange for 45,000,000 shares of Company’s common stock.

The Company had evaluated subsequent events through July 22, 2024, when these financial statements were available to be issued.

