Form 10-Q
period 2024-06-30
AI Unlimited Group, Inc.
filed 2024-08-16
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-266157

AI UNLIMITED GROUP, INC.

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on August 2, 2024, was 288,811,872.

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

3

PART I.

Item 1.	Financial Statements.

AI UNLIMITED GROUP, INC.

AI UNLIMITED GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$173,220	$11,012
Total Current assets	173,220	11,012
Contributed tangible software	386,000	514,668
Capitalized software	824,916	1,035,912
Total assets	$1,384,136	$1,561,590
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	298,431	255,681
Stock issuable liability	-	50,000
Related party loan	818,307	313,405
Accrued interest	9,181	2,823
Total Current liabilities	1,125,919	621,909
Total liabilities	1,125,919	621,909
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000
issued and outstanding, as of June 30, 2024 and December 31, 2023	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized;
68,632,672 and 67,617,138 shares issued and outstanding, as of June 30, 2024 and December 31, 2023	6,765	6,758
Additional paid-in capital	5,890,441	5,840,474
Accumulated deficit	(5,639,489)	(4,908,051)
Total stockholders’ equity (deficit)	258,217	939,681
Total liabilities and stockholders’ equity (deficit)	$1,384,136	$1,561,590

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Subscription fees	$-	-	-	-
Total revenue	-	-	-	-
Cost of sales
Technology & software	169,831	43,136	339,663	86,273
Total cost of sales	169,831	43,136	339,663	86,273
Gross Profit	(169,831)	(43,136)	(339,663)	(86,273)
Operating expenses:
General and administrative	$296,236	326,421	378,263	634,186
Sales and marketing	4,457	4,053	7,186	47,165
Total operating expenses	$300,693	330,474	385,449	681,351
Operating income (loss)	$(470,524)	(373,610)	(725,112)	(767,624)
Other income (expense):
Other interest income (expense)	-	(20,012)	(6,358)	(27,651)
Other income (expense)	(25)	-	-	-
Total other expense	$(25)	(20,012)	(6,358)	(27,651)
Income (loss) before provision for income taxes	$(470,548)	(393,622)	(731,469)	(795,275)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss )	$(470,548)	(393,622)	(731,469)	(795,275)
Net income (loss) per common share, basic and diluted	$(0.00)	(0.01)	(0.01)	(0.01)
Weighted average number of common shares outstanding basic and diluted	68,632,672	63,660,926	68,632,672	63,660,926

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Fiscal Year Ended June, 2023
March 31, 2023	5,000,000	$500	63,660,926	$6,396	$3,682,950	$(2,333,847)	$1,355,999
Net Loss	-	-	-	-	-	(393,622)	(393,622)
Balance, June 30, 2023	5,000,000	$500	63,660,926	$6,396	$3,682,950	$(2,727,469)	$962,377

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Fiscal Year Ended June 30, 2024
Balance, March 31, 2024	5,000,000	$500	67,352,293	$6,765	$5,890,441	$(5,168,941)	$728,765
Net Loss	-	-	-	-	-	(470,548)	(470,548)
Balance, June 30, 2024	5,000,000	$500	67,352,293	$6,765	$5,890,441	$(5,639,489)	$258,217

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 30, 2024	June 30, 2023
Net loss	$(731,469)	$(795,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	128,667	86,273
Common stock issued for services	50,000	-
Contributed tangible software	210,996	-
Change in assets and liabilities:
Stock receivable	(50,000)	-
Accounts payable	42,750	98,351
Accrued interest	6,358	27,657
Net cash provided by (used in) operating activities	$(342,698)	$(582,994)
Investing Activities:
Capitalized software	-	(139,393)
Net cash used in investing activities	$-	$(139,393)
Financing Activities:
Common stock adjustment, issued (canceled)	4	-
Proceeds from related party loan	504,902	406,599
Net cash provided by (used in) financing activities	$504,906	$406,599
Net decrease in cash	162,208	(315,788)
Cash at beginning of the period	11,012	315,788
Cash at end of the period	$173,220	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for note conversion	$(26)	$500,000

See accompanying notes to the financial statements.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

AI Unlimited Group, Inc.   (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022 under the name of Lever Global Corporation, which was then changed to AI Unlimited Group, Inc. on July 19, 2024. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2014. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.   In addition, on July 10, 2024 the Company entered into certain exchange agreements, with Nest Egg Investments LLC, a Delaware limited liability company (“Nest Egg”), Resolve Debt, LLC, a Wyoming limited liability company (“Resolve Debt”) and Travl LLC, a Delaware limited liability company (“Travl”). Pursuant to the exchange agreements, Nest Egg, Resolve and Travl became the wholly-owned subsidiary of the Company. Nest Egg is an investment platform powered by artificial intelligence (“AI”) with a focus on investing in the US and global stock markets using future-focused investment tools. It is designed to simplify investment strategies, making it easier for users to discover, plan, and automate their stock market investments. Nest Egg leverages advanced AI technology to provide personalized investment advice and automate trades, addressing the growing demand for user-friendly, digital-first financial solutions.

Resolve Debt is an AI first provider of advanced debt collection technology and accounts receivable automation solutions. The company leverages AI to enhance the efficiency and effectiveness of debt recovery processes. Resolve Debt caters to financial institutions and businesses seeking to streamline their collections operations and improve scalable actions with customer experience first, through its AI-agents and AI-powered customer facing intelligent automation.

Travl.App by Travl, LLC is an AI-powered, innovative travel planning, savings and bookings platform designed to streamline and enhance the travel planning experience. It is the first travel app to help users plan, book, and save for their trips using AI. The app caters to travelers seeking seamless booking and itinerary management, offering a comprehensive suite of features that include booking accommodations, flights, and activities, all in one user-friendly application. The platform also provides personalized recommendations based on user preferences and travel history.

On July 25, 2023, the Company filed form 8-A12G to register these securities under Section 12(g) of the Securities Exchange Act of 1934 to provide greater transparency in financial statements so investors can make informed decisions before investing.

The Company had a soft launch of the App in the third quarter of fiscal 2022 on the iOS App Store. Currently, the App allows the subscribers to analyze their existing student loans and recommend programs the US Department of Education offers after the initial assessment and processes enrollments into these programs. The App provides a list of qualified federal programs. The subscribers can digitally enroll in these programs by uploading or self-declaring their W-2, wage, or tax statements through the App. If subscribers are accepted for a federal program, the App manages their annual certifications for a monthly subscription fee. The average life of a loan is twenty-one years. The Company has partnered with Array US, Inc. to give subscribers personalized credit and financial data through the App, allowing them to understand their borrowing capacity better. The subscribers can also use the information to manage their credit scores.

In the four quarter of fiscal 2022, the Company added a round-up option, allowing subscribers to link their bank account and student loan to the App and select to pay a few cents per transaction towards the principal of their student loan. The App will have a feature showing the subscriber how the extra payments towards the loan will result in interest savings and reduce the loan term.

In fiscal 2024, the Company intends to offer its subscribers the tools in the App to directly negotiate and refinance their outstanding credit card and auto loans with their lenders. The Company plans to connect several credit card companies and auto loan providers to the App through API. It will also provide more ways to save, spend, and invest through development, acquisition, and key hires across these technologies. The Company also plans to launch the App officially in the App Store and Play Store in fiscal 2024. There is no assurance that the Company will be successful in its plans.

We are a development stage entity devoting all of its efforts to substantially establishing our flagship product, the Lever App (“App”). The App’s official launch is expected in the third quarter of fiscal 2024. The Company had a soft launch of the App in the third quarter of fiscal 2022. There was no significant revenue for the fiscal year that ended December 31, 2023, and 2022. Congress recently passed a law preventing further extensions of the payment pause. Student loan interest will resume starting September 1, 2023, and payments will be due in October 2023. We expect to resume subscription in the second quarter of fiscal 2024.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

The Company, at its core, is dedicated to addressing the complexities of student loan management in the U.S., a challenge faced by millions. Our marketing strategy to concentrate on San Antonio, California, and Washington stems from the unique financial landscapes of these regions. San Antonio’s many loan forgiveness applicants, California’s immense combined student debt, and Washington, D.C.’s distinction of the nation’s highest average student debt highlight the acute need for our solutions in these areas. For Q4 2024, the Company anticipates a surge in user   engagement, especially with the equity capital raise and the resumption of student loan interests. With its close-knit community, San Antonio is expected to see a rapid word-of-mouth spread, while California, given its vast student population, might witness the highest user acquisition. Washington, D.C., with its policy-driven environment, will likely see a steady increase in users seeking informed loan management solutions.

Moving into Q3 2024  , the Company foresees a consolidation phase. The initial buzz from the Q4 campaigns would mature into stable user engagement. With its tech-savvy population, California might lead in terms of app interactions and feature utilization. San Antonio and Washington D.C. are expected to grow consistently, with more users transitioning from awareness to active usage.

In Q3 2024, the Company started its marketing campaign targeted towards over 400,000 student loan borrowers with a robust borrower base in all three regions  . The focus would shift from acquisition to retention, emphasizing user feedback and app enhancements. The Company expects San Antonio to have the highest retention rates, California to show increased referrals, and Washington, D.C., to provide valuable policy advocacy and partnership insights.

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

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

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

(5) Federal Student Aid September 2020

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8)M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of June 30, 2024, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

The Company has a wholly-owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology. In addition, on July 10, 2024 the Company entered into certain exchange agreements, with Nest Egg Investments LLC, a Delaware limited liability company (“Nest Egg”), Resolve Debt, LLC, a Wyoming limited liability company (“Resolve Debt”) and Travl LLC, a Delaware limited liability company (“Travl”). Pursuant to the exchange agreements, Nest Egg, Resolve and Travl became the wholly-owned subsidiary of the Company. Nest Egg is an investment platform powered by artificial intelligence (“AI”) with a focus on investing in the US and global stock markets using future-focused investment tools. It is designed to simplify investment strategies, making it easier for users to discover, plan, and automate their stock market investments. Nest Egg leverages advanced AI technology to provide personalized investment advice and automate trades, addressing the growing demand for user-friendly, digital-first financial solutions.

Resolve Debt is an AI first provider of advanced debt collection technology and accounts receivable automation solutions. The company leverages AI to enhance the efficiency and effectiveness of debt recovery processes. Resolve Debt caters to financial institutions and businesses seeking to streamline their collections operations and improve scalable actions with customer experience first, through its AI-agents and AI-powered customer facing intelligent automation.

Travl.App by Travl, LLC is an AI-powered, innovative travel planning, savings and bookings platform designed to streamline and enhance the travel planning experience. It is the first travel app to help users plan, book, and save for their trips using AI. The app caters to travelers seeking seamless booking and itinerary management, offering a comprehensive suite of features that include booking accommodations, flights, and activities, all in one user-friendly application. The platform also provides personalized recommendations based on user preferences and travel history.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2024. On June 30, 2024, and December 31, 2023, the Company had $173,220 and $11,012 cash and cash equivalent held at the financial institution.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $7,186 and $47,165 in sales, marketing, and advertising costs (“sales and marketing”) for the six months ending June 30, 2024, and 2023. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.86% and 6.92% of the total expenses for the six months ending June 30, 2024, and 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2024. On June 30, 2024, and December 31, 2023, the Company had $173,220 and $11,012 cash and cash equivalent held at the financial institution.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. There were no R and D expenditures for the six months ending June 30, 2024 and 2023.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the six months period ending June 30, 2024 and 2023.

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

The Company estimates the useful life of the software to be three (3) years. Amortization expense were $128,666 and $86,273 for the six months ending in June 30, 2024, and 2023, and the Company classifies such costs as software amortization costs.

Capitalized Software Costs

At June 30, 2024, the gross capitalized software assets were $824,916. At the end of June 30, 2024, accumulated software amortization expenses were $441,058. As a result, the unamortized balance of capitalized software on June 30, 2024, was $824,916.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

June 30, 2024
USD: AUD	$1.4977

Average exchange rate for the period:

January 1, 2024 to June 30, 2024
USD: AUD	$1.5153

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date

●	Equities at the historical rate

●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2024, and 2023, the Company had 68,632,672basic and dilutive shares issued and outstanding, respectively.

During the six months ending June 30, 2024, and 2023, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On June 30, 2024, and December 31, 2023, the accumulated deficit was $5,639,489 and $4,908,051. On June 30, 2024, and December 31, 2023, the working capital deficit were $952,700 and $610,897. The decrease in the working capital surplus was mainly due to an increase in accounts payable and related party loans.

There was no revenue for the six months ending June 30, 2024, and 2023. As of June 30, 2024, and December 31, 2023, the Company had $173,220 and $11,012 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. From inception to June 30, 2024, the Company did not earn any significant revenues. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Note 1: Lever Holdings 500K Notes Payable ($500,000)

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

As of June 30, 2024, Mr. Copulos has funded the Company since its inception for $3.43 million. Mr. Copulos currently owns 36,074,708 common stock of the Company, representing 53.61% of issued and outstanding common stock of the Company as of June 30, 2024. Mr. Copulos received these shares from the note conversion and for cash consideration.

NOTE 5. NOTES PAYABLE – RELATED PARTY

Note 2: Citywest 150K Notes Payable ($150,000)

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

NOTE 5. NOTES PAYABLE – RELATED PARTY (continued)

Note 2: Eyeon 150K Notes Payable ($150,000)

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

NOTE 5. NOTES PAYABLE – RELATED PARTY (continued)

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

NOTE 5. NOTES PAYABLE – RELATED PARTY (continued)

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

As of June 30, 2024, the Note remained outstanding.

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

As of June 30, 2024, the Note remained outstanding.

Trent McKendrick (Aspire) Loan

In August 2023, Aspire Technologies LLC, a limited liability company controlled by Mr. McKendrick, who serves as Chief Executive Officer of the Company, contributed $143,400 to the Company. This capital infusion was recorded as a non-interest-bearing loan to provide the Company’s working capital. The loan is unsecured and due on demand. The Company entered the transaction on terms that, from the Company’s perspective, are as favorable as could have been obtained from an unaffiliated third party. As of June 30, 2024, the outstanding balance was $142,870.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $27,078 and $55,861 for the three months ending March 31, 2024, and 2023. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

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

Accrued Interest

As of June 30, 2024, and December 31, 2023, the Company had $9,181 and $2,823 in accrued interests.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Shares

As of June 30, 2024, the Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share. As of June 30, 2024, the Company had 68,632,672 common shares and 5,000,000 preferred shares issued and outstanding. The preferred stock has twenty (20) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On March 24, 2022, the Board agreed to issue 5,000,000 shares of Preferred Stock to TJM Capital LLC, a limited liability company owned by Mr. McKendrick as the founder, in consideration of services rendered to the Company. As of June 30, 2024, the Company had 5,000,000 preferred shares issued and outstanding.

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

NOTE 7. STOCKHOLDERS’ EQUITY (continued)

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

Note 13: Eyeon II 100K Notes Payable ($100,000)

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

Recent Developments:

1.	Certificate of Incorporation (COI) Amendment: On [Date], we amended our Certificate of Incorporation to reflect our new name, AI Unlimited Group (AIUG). This change signifies our strategic shift towards integrating advanced AI technologies across our service offerings, aligning with our vision to revolutionize fintech and traditional tech processes.
2.	Name Change: Effective July, 19th 2024 Lever Global Corporation has officially rebranded to AI Unlimited Group (OTCQB: LVER). This rebranding reflects our commitment to leveraging AI to transform various sectors, including trading, investing platforms, student loan management, travel planning, debt collections, and security.

NOTE 9. SUBSEQUENT EVENTS (continued)

Utilization of AI and Machine Learning:

●	AI-Powered Financial Services: We integrate AI and machine learning to offer personalized investment strategies, automated trading, and efficient debt repayment solutions. These technologies enhance user experience, improve financial outcomes, and drive operational efficiencies.
●	Predictive Analytics: Utilizing AI for predictive analytics to anticipate market trends and optimize investment decisions, enabling users to make informed decisions and maximize returns.
●	Customer Service and Engagement: AI-driven chatbots and virtual assistants provide 24/7 customer support, improving user engagement and satisfaction. These tools also collect valuable data to refine services and offer tailored solutions.

Nest Egg:

●	Nest Egg Investmntes, LLC, App ‘Nest Egg’ aggregates research and ratings to help investors build wealth and feature an AI chat agent trained like a stock picker with selectable personalities, such as Warren Buffet and others and provides live stock tracking and it intendeds to launch trading in Q4 of 2024 via BeyondTrade Securities, INC.

Travel:

●	Travl, LLC. AI tools offer personalized itineraries, budget management, and secure payments, making travel planning and saving for trips seamless.

Debt Recovery:

●	Resolve Debt, LLC. AI collections agents manage debt collection processes more efficiently and at scale, reducing costs and improving recovery rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AI Unlimited Group, Inc. (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022 under the name of Lever Global Corporation, which was then changed to AI Unlimited Group, Inc. on July 19, 2024. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2014. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology. In addition, on July 10, 2024 the Company entered into certain exchange agreements, with Nest Egg Investments LLC, a Delaware limited liability company (“Nest Egg”), Resolve Debt, LLC, a Wyoming limited liability company (“Resolve Debt”) and Travl LLC, a Delaware limited liability company (“Travl”). Pursuant to the exchange agreements, Nest Egg, Resolve and Travl became the wholly-owned subsidiary of the Company. Nest Egg is an investment platform powered by artificial intelligence (“AI”) with a focus on investing in the US and global stock markets using future-focused investment tools. It is designed to simplify investment strategies, making it easier for users to discover, plan, and automate their stock market investments. Nest Egg leverages advanced AI technology to provide personalized investment advice and automate trades, addressing the growing demand for user-friendly, digital-first financial solutions.

Resolve Debt is an AI first provider of advanced debt collection technology and accounts receivable automation solutions. The company leverages AI to enhance the efficiency and effectiveness of debt recovery processes. Resolve Debt caters to financial institutions and businesses seeking to streamline their collections operations and improve scalable actions with customer experience first, through its AI-agents and AI-powered customer facing intelligent automation.

Travl.App by Travl, LLC is an AI-powered, innovative travel planning, savings and bookings platform designed to streamline and enhance the travel planning experience. It is the first travel app to help users plan, book, and save for their trips using AI. The app caters to travelers seeking seamless booking and itinerary management, offering a comprehensive suite of features that include booking accommodations, flights, and activities, all in one user-friendly application. The platform also provides personalized recommendations based on user preferences and travel history.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Lever has been proactive in anticipation of announcing a strategic equity raise in Q3 2024  and is currently engaging leading brokers and professional advisors to undertake a push towards a national stock exchange. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

We are a development stage entity devoting all our efforts to substantially establishing our flagship product, the Lever App (“App”). The App officially launched in the second quarter of fiscal 2024. The Company had earned no significant revenues for the six months ending June 30, 2024, and 2023. The Company did not generate any revenues in the fiscal year ending December 31, 2023. Our independent auditors have raised concerns about our ability to continue as a going concern. We expect the Company to raise significant additional capital to accomplish its growth plan over the next twelve months. However, there can be no assurance that financing and/or capital might be available to the Company.

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

Financial Conditions at June 30, 2024

At June 30, 2024 and December 31, 2023, the Company had $173,220 and $11,012 cash to execute its business plan and accumulated a deficit of $5,639,489 and $4,908,051. The Company had a working capital deficit of $952,700 and $610,897. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024, and 2023

The Company did not generate any revenue during the three months ending June 30, 2024, and 2023. During the three months ending June 30, 2024, and 2023, the Company had a net income loss of $470,548 and $393,622.

During the three months ending June 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $296,235 and $326,421. The three months ending June 30, 2024, and 2023, the Company incurred sales and marketing costs of $4,457 and $4,053. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending June 30, 2024, and 2023, the office’s rent payment or membership fee was $28,783 and $23,311, included in the G and A expenses. From May 16, 2024, and for the fiscal year 2024, the office’s monthly rent payment or membership fee would be $6,725.

Six Months Ended June 31, 2024, and 2023

The Company did not generate any revenue during the six months ending June 30, 2024, and 2023. Dring the six months ending June 30, 2024, and 2023, the Company had a net income loss of $731,469 and $795,275.

During the six months ending June 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $378,262 and $634,186. The six months ending June 30, 2023, and 2022, the Company incurred sales and marketing costs of $7,186 and $47,165. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2024, we had a cash balance of $173,220. The Company had a working capital deficit of $952,700 on June 30, 2024.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following June 30, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising additional capital to accomplish its growth plan over the next twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

For the next six to nine months, we intend to raise funding and make use of the existing cash on hand, and cash flows from operations to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures  . However, we may need additional funds to achieve a sustainable sale where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

For the six months ending June 30, 2024, and 2023, and since inception, the Company did not earn any significant revenues. As of June 30, 2024, and December 31, 2023, the Company accumulated a deficit of $5,639,489 and $4,908,051. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any effectiveness evaluation in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on June 30, 2024. Based on our assessments, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the sixmonths ended June 30, 2024, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

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

AI UNLIMITED GROUP, INC.

Date: August 16, 2024	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: August 16, 2024	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

