Form 10-K/A
period 2023-12-31
AI Unlimited Group, Inc.
filed 2024-08-19
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on August 9, 2024, was 288,811,872.

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to provide immaterial amendments to the financial statements of AI UNLIMITED GROUP (the “Company”), including the notes to the financial statements, for the years ended December 31, 2023 and 2022, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 18, 2024, and as amended on July 23, 2024 (“Form 10-K), and to make certain other changes as described herein.

The following items have also been amended to reflect the immaterial amendments:

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Item 8. Financial Statements and Supplementary Data

●	Part IV, Item 15. Exhibits and Financial Statement Schedules.

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

AI Unlimited Group (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and student loan management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. AI Unlimited has been proactive in anticipation of announcing a strategic equity raise in Q2 2024. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

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

Financial Conditions at December 31, 2023, and 2022

At December 31, 2023, and 2022, the Company had $11,012 and $315,788 cash to execute its business plan and accumulated a deficit of $4,908,051 and $1,932,194. The Company had a working capital deficit and surplus of $610,897 and $75,299 on December 31, 2022. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2022

The Company did not generate significant revenues for December 31, 2023, and 2022. During the fiscal year ending December 31, 2023, and 2022, the Company had a net income loss of $2,975,857 and $1,932,194.

During the fiscal year ending on December 31, 2023, and 2022, the Company incurred general & administrative costs (“G and A”) of $1,484,689 and $1,189,111. During the fiscal year ending on December 31, 2023, and 2022, the Company incurred sales and marketing costs of $215,717 and $690,212. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer promotion events, online marketing on industry websites, press releases, and other public relations activities. The Company amortization expenses for the fiscal year ended December 31, 2023, and 2022, were $429,880 and $61,266.

For the fiscal year ending on December 31, 2023, and 2022, the office’s rent payment or membership fee was $62,931 and $78,636, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2023, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, and 2022, we had a cash balance of $11,012 and $315,788. The Company had a working capital deficit and surplus of $610,897 and $75,299 on December 31, 2023, and 2022.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2022. For fiscal year ending December 31, 2023, and 2022, the Company did not earn any significant revenues and had an operating loss of $2,975,857 and $1,932,194. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for a maximum of twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over the next twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

GOING CONCERN CONSIDERATION

For fiscal year ending December 31, 2023, and 2022, the Company did not earn any significant revenues. As of December 31, 2023, and 2022, the Company have accumulated deficit of $4,908,051 and $1,932,194. Our independent auditors included an explanatory paragraph in their report on the audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBITS.

Exhibit	Item

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

3.3	Certificate of Designation Series A Preferred Stock (incorporated by reference to Exhibit 3.3 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

4.1	Sample Subscription Agreement (incorporated by reference to Exhibit 4.1 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

4.2**	Description of Securities

10.1	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated March 24, 2022 (incorporated by reference to Exhibit 10.1 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.2	Securities purchase agreement between the Registrant and Future Carers Pty Ltd. dated March 31, 2022 (incorporated by reference to Exhibit 10.2 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.3	Note Conversion agreement between the Registrant and Lever Holdings Pty Ltd. dated March 31, 2022 (incorporated by reference to Exhibit 10.3 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.4	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated April 28, 2022 (incorporated by reference to Exhibit 10.4 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.5	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated April 28, 2022 (incorporated by reference to Exhibit 10.5 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.6	Securities purchase agreement between the Registrant and Eyeon Investment Pty Ltd. dated May 26, 2022 (incorporated by reference to Exhibit 10.6 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

10.7	Company’s lease agreement. (incorporated by reference to Exhibit 10.7 of the registration statement (file no. 333-266157) filed with SEC on July 15, 2022)

21.1**	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Incorporated by reference to the annual report on Form 10-K/A filed with the SEC on July 23, 2024

ITEM 16. FORM 10–K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AI UNLIMITED GROUP

Date: August 19, 2024	/s/ Trent M. McKendrick
Trent M. McKendrick, President and CEO (Principal Executive Officer)

Date: August 19, 2024	/s/ Trent M. McKendrick
Trent M. McKendrick, CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent M. McKendrick	President, Chief Executive Officer (Principal	August 19, 2024
Trent M. McKendrick	Executive Officer)

/s/ Trent M. McKendrick	Chief Financial Officer (Principal Financial and	August 19, 2024
Trent M. McKendrick	Accounting Officer)

AI UNLIMITED GROUP

FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2023 and 2022

Together with

Report of Independent Registered Public Accounting Firm

F-1

AI UNLIMITED GROUP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of AI Unlimited Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AI Unlimited Group (the “Company”) as of December 31, 2023, and 2022, the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the period March 24, 2022 (Inception) through December 31, 2022, and through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the period March 24, 2022 (Inception) through December 31, 2022, and through December 31, 2023, in conformity with accounting principles generally accepted in the United States.

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

Valuation of Intangible Assets

During the year 2022 the company recognized Contributed Tangible Assets acquired from a related party Lever Holdings. (Australia) provided the working base source code for the launch of the Company, AI Unlimited issued 20,160,926 units of common stock at $0.0248 in exchange for the assets acquired.

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

/s/ Boladale lawal

Boladale Lawal & Co (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

August 13, 2024

AI UNLIMITED GROUP

CONSOLIDATED BALANCE SHEET

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$11,012	$315,788
Account receivable	-	11,815
Prepaid expenses	-	148,436
Current assets	11,012	476,039
Contributed tangible software	514,668	772,000
Capitalized software	1,035,912	924,007
Total assets	$1,561,590	$2,172,046
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable	$255,681	$50,000
Stock issuable liability	50,000	50,000
Related party loans	313,405	300,000
Accrued interests	2,823	740
Current liabilities	621,909	400,740
Total liabilities	621,909	400,740
Commitments and Contingencies (Note 7)	-	-
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of December 31, 2023, and 2022	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 67,286,621and 63,660,926 shares issued and outstanding, as of December 31, 2023, and 2022	6,758	6,396
Additional paid-in capital	5,840,474	3,696,604
Accumulated deficit	(4,908,051)	(1,932,194)
Total stockholders’ equity	939,681	1,771,306
Total liabilities and stockholders’ equity	$1,561,590	$2,172,046

See accompanying notes to the financial statements

AI UNLIMITED GROUP

CONSOLIDATED STATEMENTS OF OPERATION

	Fiscal Year Ended December 31, 2023	Period from March 24, 2022 to December 31, 2022
Revenues
Subscription fees	$-	$16,878
Total revenue	-	16,878
Operating expenses:
Subscription & software	235,740	61,266
General and administrative	1,484,689	1,189,111
Sales and marketing	215,717	690,212
Total operating expenses	$1,936,146	$1,940,589
Operating loss	(1,936,146)	(1,923,711)
Other income (expense):
Interest expense	(60,705)	(8,145)
Other income (expense)	(979,006)	(338)
Total other expense	$(1,039,711)	$(8,483)
Loss before provision for income taxes	(2,975,857)	(1,932,194)
Provision for income taxes	-	-
Net loss	$(2,975,857)	$(1,932,194)
Net loss per common share, basic and diluted	$(0.05)	$(0.03)
Weighted average number of common shares outstanding basic & diluted	64,893,208	62,515,087

See accompanying notes to the financial statements

AI UNLIMITED GROUP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$-	$-
Fiscal year ended December 31, 2022
Preferred shares issued for founder services valued at par value	5,000,000	500	-	-	-	-	500
Common shares issued for founders services valued at par value	-	-	10,000,000	1,000	-	-	1,000
Paid-in-capital for contributed tangible software	-	-	-	-	771,970	-	771,970
Common shares issued for cash valued at $0.01 per share	-	-	30,500,000	3,050	301,950	-	305,000
Common shares issued for 500K note conversion at $0.0248 per share	-	-	20,160,926	2,016	497,984	-	500,000
Common shares issued for cash valued at $0.50 per share	-	-	500,000	50	249,950	-	250,000
Common shares issued for cash valued at $0.75 per share	-	-	2,466,667	247	1,849,753	-	1,850,000
Common shares issued for services valued at $0.75 per share	-	-	33,333	33	24,997	-	25,000
Net Loss	-	-	-	-	-	(1,932,194)	(1,932,194)
Balance, December 31, 2022	5,000,000	$500	63,660,926	$6,396	$3,696,604	$(1,932,194)	$1,771,306

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	5,000,000	$500	63,660,926	$6,396	$3,696,604	$(1,932,194)	$1,771,306
Fiscal year ended December 31, 2023
Shares issued for note conversion of $1,100,000 at conversion price of $0.46	-	-	2,385,424	239	1,788,829	-	1,789,068
Shares issued for note conversion of $6,995 at conversion price of $0.47	-	-	13,998	1	10,498	-	10,499
Shares issued/cancelled for original note (March 2022) conversion at $0.0248	-	-	792,942	79	19,586	-	19,665
Adjustment for common shares originally issued for cash valued at $0.75 (original) to $0.50 (adjusted) for Eyeon Investments PtyLtd.	-	-	433,333	43	324,957	-	325,000
Net Loss	-	-	-	-	-	(2,975,857)	(2,975,857)
Balance, December 31, 2023	5,000,000	$500	67,286,621	$6,758	$5,840,474	$(4,908,051)	$939,681

AI UNLIMITED GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal year ended December 31, 2023	Period from March 24, 2022 to December 31, 2022
Operating Activities:
Net Loss	$(2,975,857)	$(1,932,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	-	500
Common stock issued for services	-	26,000
Contributed tangible software	257,333	(758,316)
Software amortization	235,740	57,516
Change in assets and liabilities:
Stock payable for services	-	50,000
Accounts receivable	11,815	(11,815)
Prepaid expenses	148,436	(148,436)
Accounts payable	205,681	50,000
Accrued interests	2,083	740
Net cash used in operating activities	$(2,114,769)	$(2,666,005)
Investing Activities:
Capitalized software	(347,645)	(981,523)
Net cash used in investing activities	$(347,645)	$(981,523)
Financing Activities:
Paid-in-capital for related party contribution	-	758,316
Proceeds from related party loans	13,405	300,000
Increase in paid-in-capital due to note conversion	1,819,232	-
Common stock issued for cash and adjustment shares	325,000	2,905,000
Net cash provided by financing activities	$2,157,637	$3,963,316
Net increase (decrease) in cash	(304,777)	315,788
Cash at beginning of the period	315,788	-
Cash at end of the period	$11,012	$315,788
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non – Cash Investing and financing activities:
Common Stock Issued for note conversion	$1,819,232	$500,000

See accompanying notes to the financial statements

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

AI Unlimited Group (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2015. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. AI Unlimited has been proactive in anticipation of announcing a strategic equity raise in Q4 2023. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

We expect our customer acquisition cost (CAC) to be around $30 per user. With each user subscription priced at $79.99 annually, the Company anticipates a consistent revenue stream for an average duration of 10 years, translating to roughly 120 payments over 10 years of users’ annual subscription. This results in a substantial lifetime value per customer. However, with the introduction of iOS 14, there are anticipated challenges in data-driven marketing, leading to a projected increase in CAC by 30%. This shift is primarily attributed to the enhanced privacy features of iOS monthly14, which could potentially increase the costs of targeted advertising. However, we remain committed to our growth strategy and future price increases over time. The Company has earmarked a budget of approximately $150,000 per month for marketing and sales initiatives. With this investment, AI Unlimited aims to onboard around 5,000 new user subscriptions each month, ensuring a steady influx of customers and maintaining a robust growth trajectory.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2023. At December 31, 2023, and 2022, the Company had $11,012 and $315,788 cash and cash equivalent held at the financial institution, respectively.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $215,717 and $690,212 in sales, marketing, and advertising costs (“sales and marketing”) for the fiscal year ended December 31, 2023, and 2022. The sales and marketing costs mainly included the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 12.41% and 36.73% of the total expenses for the fiscal year ended December 31, 2023, and 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of December 31, 2023. At December 31, 2023, and 2022, the Company had $11,012 and $315,788 cash and cash equivalent held at the financial institution, respectively.

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

The Company estimates the useful life of the software code to be three (3) years. Amortization expense was $257,333 and $0 for the fiscal year ended December 31, 2023, and 2022, and the Company classifies such cost as the Cost of Sales. The carrying cost of the software code at December 31, 2023 and 2022, was $772,000 and $514,668.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On December 31, 2023, and 2022, the accumulated deficit was $4,908,051 and $1,932,194. On December 31, 2023, and 2022, the working capital deficit was $610,897. The deficit working capital was mainly due to no cash flow from operations.

For the fiscal year ended December 31, 2023, and 2022, the Company incurred a net loss of $2,975,857 and $1,932,194. From March 24, 2022 (“Inception”) and December 31, 2023, the Company did not generate any significant revenue.

Since its inception, the Company has sustained losses and negative cash flows from operations. As of December 31, 2023, and 2022, the Company had $11,012 and $315,788 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. From inception to December 31, 2023, the Company did not earn any significant revenues. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

The income tax provision is summarized as follows:

Income Tax

	Deferred Tax Assets/Liability
	2023	2023	2022	2022
	Book value	Tax value	Book value	Tax value
Income (Loss) per Books
M-1 Differences:	(2,975,857)	(625,586)	(1,932,194)	(405,761)
Stock/options issued for services	-	-	26,500	5,565
Depreciation and amortization	493,073	103,545	57,516	12,078
Tax income (loss)	(2,482,784)	(522,041)	(1,848,178)	(388,117)

Prior Year NOL (exclude effect of state tax)	(1,848,178)	(388,117)	-	-
Cumulative NOL	(4,330,962)	(910,158)	(1,848,178)	(388,117)

	December 31, 2023	December 31, 2022
Net operating loss carry forwards	910,158	388,117
Stock/options issued for services	-	5,565
Depreciation and amortization	103,545	12,078
Tax rate change	-	-
Valuation allowance	(1,013,703)	(405,761)
Total	-	-

Tax at statutory rate (21%)	(625,586)	(405,761)
State tax benefit, net of federal tax effect	-	-
Change in valuation allowance	625,586	405,761
Total	-	-

In 2023, the Company had pre-tax income and losses of $2,975,857, respectively, available for carry-forward to offset future taxable income. The Management has determined to provide full valuation allowances for our net deferred tax assets at the end of 2023, including Net Operating Loss (NOL) carryforwards generated during the years. We could realize our deferred tax assets based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income.

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

Nest Egg Investment, LLC.: On July 10, 2024, AI Unlimited Group (the “Company”) entered into an exchange agreement (the “Nest Egg Agreement”) with Nest Egg Investments LLC, a Delaware limited liability company (“Nest Egg”). Pursuant to the Nest Egg Agreement, the Company acquired 100% membership interest in Nest Egg in exchange for 110,000,000 shares of Company’s common stock.

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

