Form 10-Q/A
period 2024-03-31
AI Unlimited Group, Inc.
filed 2024-08-21
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment 1)

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

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to provide immaterial amendments to the financial statements of AI UNLIMITED GROUP (the “Company”), including the notes to the financial statements, for the three months ended March 31, 2024 and 2023, contained in the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, filed with the Securities and Exchange Commission on May 03, 2024 (the “Form 10-Q), and to make certain other changes as described herein.

The following items have also been amended to reflect the immaterial amendments:

●	Item 1. Financial Statements
●	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Form 10-Q is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-Q.

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

3

PART I.

Item 1.	Financial Statements.

AI UNLIMITED GROUP

AI UNLIMITED GROUP

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current assets:
Cash	$(934)	$11,012
Total Current assets	(934)	11,012
Contributed tangible software	450,333	514,667
Capitalized software	930,414	1,035,912
Total assets	$1,379,813	$1,561,591
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$310,042	255,681
Stock issuable liability	-	50,000
Related party loans	331,825	313,405
Accrued interest	9,181	2,823
Total Current liabilities	651,048	621,909
Total liabilities	651,048	621,909
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of March 31, 2024, and December 31, 2023	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 67,352,293 and 67,617,138 shares issued and outstanding as of March 31, 2024 and December 31, 2023	6,765	6,758
Additional paid-in capital	5,890,441	5,840,474
Accumulated deficit	(5,168,941)	(4,908,051)
Total stockholders’ equity	728,765	939,681
Total liabilities and stockholders’ equity	$1,379,813	$1,561,590

See accompanying notes to the financial statements.

AI UNLIMITED GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Operating expenses:
Software amortization	$168,691	43,137
General and administrative	83,137	307,765
Sales and marketing	2,729	43,112
Total operating expenses	254,557	394,014
Operating income (loss)	(254,557)	(394,014)
Other income (expense):
Other interest expense	(6,358)	(7,639)
Other income (expense)	25	-
Total other expense	(6,333)	(7,639)
Income (loss) before provision for income taxes	(260,890)	(401,653)
Provision (benefit) for income taxes	-	-
Net income (loss)	(260,890)	(401,653)
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	67,287,411	63,660,926

See accompanying notes to the financial statements.

F-3

AI UNLIMITED GROUP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(1,932,194)	$1,757,622
March 31, 2023
Net Loss	-	-	-	-	-	(401,653)	(401,653)
Balance, March 31, 2023	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,333,847)	$1,355,969

See accompanying notes to the financial statements.

AI UNLIMITED GROUP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2023	5,000,000	$500	67,286,621	$6,758	$5,840,474	$(4,908,051)	$939,681
March 31, 2024
Shares issued/canceled for original note (March 2022) conversion at $0.0248	-	-	(995)	-	(26)	-	(26)
Shares issued to consultant at $0.75	-	-	66,667	7	49,993	-	50,000
Net Loss	-	-	-	-	-	(260,890)	(260,890)
Balance, March 31, 2024	5,000,000	$500	67,352,293	$6,765	$5,890,441	$(5,168,941)	$728,765

See accompanying notes to the financial statements.

AI UNLIMITED GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(260,890)	$(401,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	168,691	43,137
Common stock issued for services	50,000	-
Contributed tangible software	63,193	-
Change in assets and liabilities:
Stock issuable for services	(50,000)	-
Accrued interests	6,358	7,644
Accounts payable	55,501	51,570
Net cash used in operating activities	$32,852	$(299,302)
Investing Activities:
Capitalized software	(63,193)	(75,588)
Net cash used in investing activities	$(63,193)	$(75,588)
Financing Activities:
Common stock adjustment, issued (canceled)	(26)	-
Related party loans	18,420	300,000
Net cash provided by financing activities	$18,394	$300,000
Net increase (decrease) in cash	(11,946)	(74,890)
Cash at beginning of the period	11,012	315,788
Cash at end of the period	$(934)	$240,898
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for note conversion	-	500,000

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Company has been proactive in anticipation of announcing a strategic equity raise in Q4 2023. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

We expect our customer acquisition cost (CAC) to be around $30 per user. With each user subscription priced at $79.99 annually, the Company anticipates a consistent revenue stream for an average duration of 10 years, translating to roughly 120 payments over 10 years of users’ annual subscription. This results in a substantial lifetime value per customer. However, with the introduction of iOS 14, there are anticipated challenges in data-driven marketing, leading to a projected increase in CAC by 30%. This shift is primarily attributed to the enhanced privacy features of iOS monthly14, which could potentially increase the costs of targeted advertising. However, we remain committed to our growth strategy and future price increases over time. The Company has earmarked a budget of approximately $150,000 per month for marketing and sales initiatives. With this investment, Company aims to onboard around 5,000 new user subscriptions each month, ensuring a steady influx of customers and maintaining a robust growth trajectory.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2024. On March 31, 2024, and December 31, 2023, the Company had $(934) and $11,012 cash and cash equivalent held at the financial institution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $2,729 and $43,112 in sales, marketing, and advertising costs (“sales and marketing”) for the three months ending March 31, 2024, and 2023. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 3.18% and 12.29% of the total expenses for the three months ending March 31, 2024, and 2023.

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of March 31, 2024. On March 31, 2024, and December 31, 2023, the Company had $(934) and $11,012 cash and cash equivalent held at the financial institution.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On March 31, 2024, and December 31, 2023, the accumulated deficit was $5,168,941 and $4,908,051. On March 31, 2024, and December 31, 2023, the working capital deficit were $653,982 and $610,897. The decrease in the working capital surplus was mainly due to an increase in accounts payable and related party loans.

There was no revenue for the three months ending March 31, 2024, and 2023. As of March 31, 2024, and December 31, 2023, the Company had $(934) and $11,012 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. From inception to March 31, 2024, the Company did not earn any significant revenues. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

With the U.S. Department of Education confirming the resumption of interest on student loans from September 1, 2023, and repayments resuming October 1, 2023. Student loans represent a significant financial commitment for millions of individuals, often serving as the primary means to fund higher education. These federal or private loans accrue interest over time, increasing the total amount borrowers owe. The resumption of student loan payments, especially after periods of forbearance or deferment, can bring about additional costs. The Company is poised to support millions of students and graduates. The impending resumption of student loan interest, set to impact approximately 43 million (1) Americans, marks a pivotal moment in the financial landscape. Company has been proactive in anticipation of announcing a strategic equity raise in Q2 2024. This initiative aims to bolster the company’s resources, allowing for expansion into new markets, enhancing user experience, and integrating advanced credit intelligence features. Over the past nine months, the Company has undergone significant business and tech developments, from streamlining its UX/UI to introducing a simplified identification system, ensuring users can easily navigate their loan management.

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

Financial Conditions at March 31, 2024 and December 31, 2023

At December 31, 2023, and 2022, the Company had $(934) and $11,012 cash to execute its business plan and accumulated a deficit of $5,168,941 and $4,908,051. The Company had a working capital deficit of $651,982 and $610,897. Lever Holdings provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, and 2023

The Company did not generate any revenue during the three months ending March 31, 2024, and 2023. During the three months ending March 31, 2024, and 2023, the Company had a net income loss of $260,890 and $401,653.

During the three months ending March 31, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $251,828 and $307,765. The three months ending March 31, 2024, and 2023, the Company incurred sales and marketing costs of $2,729 and $43,112. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending March 31, 2024, and 2023, the office’s rent payment or membership fee was $0 and $27,078, included in the G and A expenses. From May 16, 2022, and for the fiscal year 2022, the office’s monthly rent payment or membership fee would be $6,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, we had a cash balance of $(934). The Company had a working capital deficit of $651,982 on March 31, 2024.

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

GOING CONCERN CONSIDERATION

For the three months ending March 31, 2024, and 2023, and since inception, the Company did not earn any significant revenues. As of March 31, 2024, and December 31, 2023, the Company accumulated a deficit of $5,168,941 and $4,908,051. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for Form S-1/A (Amendment 3) filed on September 19, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

AI UNLIMITED GROUP

Date: August 21, 2024	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: August 21, 2024	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

