Form 10-Q
period 2024-09-30
AI Unlimited Group, Inc.
filed 2024-12-03
CIK 1932244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

(800) 309-5983

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	AIUG	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 23, 2024, was 314,225,225.

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

3

PART I.

Item 1. Financial Statements.

AI UNLIMITED GROUP, INC.

AI UNLIMITED GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$510,797	$11,012
Other Receivables	88,278	-
Financial Receivables	380,699	-
Prepaid Assets	2,493	-
Total Current assets	$982,267	$11,012
Tangible Assets	404,780	514,666
Intangible Assets	988,984	1,035,912
Purchased Debt	25,705	-
Total assets	$2,401,736	$1,561,590
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	56,502	255,681
Stock issuable liability	-	50,000
Related party loan	302,860	313,405
Loan From Shareholders	-	-
Interest Payables	-	2,823
Other Liabilities	-	-
Total Current liabilities	359,362	621,909
Total liabilities	359,362	621,909
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Equity :
Preferred stock, par value $0.0001, 50,000,000 shares authorized, 5,000,000 issued and outstanding, as of September 30, 2024 and December 31, 2023	500	500
Common stock, par value $0.0001, 500,000,000 shares authorized; 313,319,980 and 67,617,138 shares issued and outstanding, as of September 30, 2024 and December 31, 2023	31,332	6,758
Additional paid-in capital	11,168,309	5,840,474
Accumulated deficit	(9,157,767)	(4,908,051)
Total stockholders’ equity	2,042,374	939,681
Total liabilities and stockholders’ equity	$2,401,736	$1,561,590

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Ended		Nine Month Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Portfolio revenue		-		-
Subscription revenue	$-	-	101	-
Total revenue	-	-	101	-
Cost of sales
Technology & software	275,329	43,137	615,045	129,410
Total cost of sales	275,329	43,137	615,045	129,410
Gross Profit	(275,329)	(43,137)	(614,944)	(129,410)
Operating expenses:
General and administrative	$564,657	363,039	1,183,160	997,225
Sales and marketing	9,929	164,245	17,116	211,410
Total operating expenses	$574,586	527,284	1,200,276	1,208,635
Operating income (loss)	$(849,915)	(570,421)	(1,815,220)	(1,338,045)
Other income (expense):
Other interest income (expense)	(22,627)	(29,850)	(28,984)	(57,501)
Other income (expense)	(1,215,883)	(631,220)	(1,215,883)	(631,220)
Total other expense	$(1,238,510)	(661,070)	(1,244,867)	(688,721)
Income (loss) before provision for income taxes	$(2,088,425)	(1,231,491)	(3,060,087)	(2,026,766)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss )	$(2,088,425)	(1,231,491)	(3,060,087)	(2,026,766)
Net income (loss) per common share, basic and diluted	$(0.01)	(0.02)	(0.01)	(0.03)
Weighted average number of common shares outstanding basic and diluted	313,319,980	63,713,353	313,319,980	63,678,466

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Fiscal Year Ended September, 2023
Balance, June 30, 2024	5,000,000	$500	63,660,926	$6,366	$3,682,950	$(2,727,469)	$962,347
Shares Issued for Note Conversion	-		2,385,424	239	1,788,830		1,789,069
Net Loss	-	-	-	-	-	(1,231,491)	(1,231,491)
Balance, September 30, 2023	5,000,000	$500	66,046,350	$6,605	$5,471,780	$(3,958,960)	$1,519,925

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Fiscal Year Ended September 30, 2024
Balance, June 30, 2024	5,000,000	500	67,650,000	28,765	7,446,953	(7,069,342)	406,876
Shares issued for note conversion of $795,000 at conversion price of $0.75			2,700,299	270	2,025,224		2,025,494
Shares issued for note conversion of $515,750 at conversion price of par value					515,750		515,750
Shares issued for note conversion of $182,669 at conversion price of par value					182,699		182,699
Shares issued for $999,980 at price of $0.36 per share			310,619,681	2,297	997,683		999,980
Net Loss						(2,088,425)	(2,088,425)
Balance, September 30, 2024	5,000,000	$500	313,319,980	$31,332	$11,168,309	$(9,157,767)	$2,042,374

See accompanying notes to the financial statements.

AI UNLIMITED GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30, 2024	September 30, 2023
Net loss	$(3,060,087)	$(2,026,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Software amortization	134,839	-
Common stock issued for services	50,000	-
Contributed tangible software	518,853	-
Change in assets and liabilities:
Stock payable for services	(50,000)	129,410
Accounts payable	(199,179)	146,351
Financial Receivables	(380,699)	-
Other Liabilities	-	-
Other Receivables	(179,298)	148,436
Interest Payables	(2,823)	(740)
Net cash provided by (used in) operating activities	$(3,168,394)	$(1,603,309)
Investing Activities:
Capitalized software	(19,469)	(199,387)
Net cash used in investing activities	$(19,469)	$(199,387)
Financing Activities:
Common stock adjustment, issued (canceled)	999,954	-
Discount on note conversion	1,198,677	630,819
Purchased Debt	(25,705)	-
Convertible note settled	1,525,267	1,158,250
Loan From Shareholders	-	-
Proceeds from related party loan	(10,545)	(233,600)
Net cash provided by (used in) financing activities	$3,687,648	$1,555,469
Net decrease in cash	499,785	(247,227)
Cash at beginning of the period	11,012	315,788
Cash at end of the period	$510,797	$68,561
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non - cash investing and financing activities:
Common stock issued for note conversion	$2,700,299	$1,789,069

See accompanying notes to the financial statements.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

AI Unlimited Group, Inc. (the “Company,” “we,” “our,” or “us”) was incorporated in Delaware on March 24, 2022, initially as Lever Global Corporation, and rebranded as AI Unlimited Group, Inc. on July 19, 2024. We are a fintech-driven consumer liabilities and debt management company, with a mission to empower subscribers to achieve financial independence by managing all liabilities and debt obligations in a single, integrated platform.

Our core offering, the Lever App (the “App”), was soft-launched on the iOS App Store in Q3 of fiscal 2022. Lever currently enables users to analyze their student loans and explore qualifying U.S. Department of Education programs for loan relief and enrollment. Subscribers can digitally enroll in these programs, uploading or self-declaring financial information through the App. Once accepted, users can manage their certifications annually for a monthly subscription fee. Lever also offers a “round-up” feature, allowing users to make additional principal payments through small, per-transaction contributions, thereby reducing interest and the loan term.

To enhance Lever’s functionality, we intend to introduce capabilities for subscribers to directly negotiate and refinance credit card and auto loans within the App, connecting with major financial institutions via API. This expansion is part of our 2025 roadmap, in line with our plan to launch on both the App Store and Play Store in fiscal 2024. The goal is to make Lever a comprehensive AI-powered solution that addresses a wide array of consumer debt needs. Following recent legislative changes ending the student loan payment pause, we anticipate significant engagement as we resume subscriptions in Q2 of fiscal 2025.

In addition to Lever, AI Unlimited Group has strategically acquired three other AI-driven platforms, each complementing our broader mission to create a seamless financial and lifestyle ecosystem:

●	Nest Egg Investments LLC (“Nest Egg”): Nest Egg is an AI-powered investment platform that simplifies stock market investing for U.S. and global markets. Utilizing advanced AI, Nest Egg provides personalized investment advice and automated trade options, catering to the growing demand for user-friendly, digital-first investment solutions. Nest Egg is preparing to ramp up its market outreach and introduce additional AI-driven insights, making wealth management accessible and intuitive for all users.

●	Resolve Debt, LLC (“Resolve Debt”): Resolve Debt provides AI-enhanced debt collection and accounts receivable automation solutions, offering an advanced, efficient approach to debt recovery. The platform uses predictive analytics and AI-powered communication tools to improve collections outcomes while focusing on customer experience. Resolve Debt is in advanced negotiations with several potential partners and will be ramping up operations to broaden its client base among financial institutions and debt collection agencies. This expansion will position Resolve Debt as a leader in scalable, customer-centric debt solutions that optimize cash flow and operational efficiency for B2B clients.

●	Travl, LLC (“Travl.App”): Travl.App is an AI-powered travel planning, savings, and booking platform designed to provide a seamless, end-to-end travel experience. Scheduled for a full launch by the end of fiscal 2024, Travl.App will offer features such as AI-driven itinerary planning, flexible payment options, and personalized travel recommendations. A standout addition is the forthcoming “AI Travel Agent” feature, a virtual assistant that guides users through planning, booking, and managing their trips. Travl.App will be ramping up its operations as it prepares to enter the market as the premier AI-driven travel solution, offering users comprehensive support from planning to execution.

The Company filed a Form 8-A12G on July 25, 2023, to register its securities under Section 12(g) of the Securities Exchange Act of 1934. This registration underscores our commitment to promoting transparency and enabling investors to make well-informed decisions. By adhering to the regulatory requirements set forth by the SEC, we aim to build trust within the investment community as we progress towards our strategic milestones. This step marks a significant move for AI Unlimited Group, as it elevates our visibility among institutional and retail investors alike and aligns with our long-term vision of growth and market presence.

As a development-stage entity, AI Unlimited Group remains focused on establishing and enhancing our core product offerings, particularly the Lever App is designed to revolutionize debt management for consumers by providing an AI-powered platform that simplifies and streamlines the process of managing various liabilities, including student loans. In alignment with the resumption of student loan payments. Lever’s unique value proposition and advanced features are expected to drive strong user adoption, positioning it as a go-to resource for borrowers navigating complex repayment scenarios.

Looking ahead, our objective is to establish AI Unlimited Group as a comprehensive, AI-powered ecosystem that addresses a wide range of consumer financial and lifestyle needs. Through strategic acquisitions like Nest Egg, Resolve Debt, and Travl.App, we are creating a cohesive suite of applications that spans debt management, investment, and travel. Each platform is integrated with state-of-the-art AI technologies, enabling us to deliver a unified, personalized experience across multiple sectors. This holistic approach reflects our commitment to meeting the evolving expectations of modern consumers in a digital-first world.

AI Unlimited Group is positioned to capitalize on emerging opportunities in AI and fintech. Our vision is to provide seamless, data-driven solutions that empower users to manage their finances, travel, and investments with confidence, backed by a company that prioritizes innovation, transparency, and responsible AI deployment. Through our continued growth, we aim to be at the forefront of transforming the digital financial landscape, setting new standards for convenience, efficiency, and customer satisfaction.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

The Company leverages cutting-edge artificial intelligence technology to deliver streamlined financial solutions through an integrated ecosystem of innovative apps. The Company’s current suite of products includes the Lever App, Nest Egg, Travl.App, and Resolve, each of which addresses unique customer needs in debt management, investment, travel planning, and accounts receivable, respectively. Together, these applications form a comprehensive, AI-driven platform aimed at simplifying and optimizing financial decisions, supporting both consumers and businesses. Our strategic approach includes sharing talent and resources across subsidiaries to drive expanded innovation in AI, allowing for cross-collaboration and knowledge transfer among top developers, data scientists, and financial technology experts.

Lever App: Empowering Debt Management and Financial Independence

The Lever App is designed to assist subscribers with managing and resolving liabilities such as student loans, credit cards, and other consumer debts. By providing ongoing education and personalized recommendations, the app enables users to make well-informed choices about loan refinancing, enrollments, and payments. The app’s features include federal loan program prequalification and enrollment, access to credit scores, and other capabilities that facilitate comprehensive debt management. Initially focused on student debt holders in the United States, the Lever App is particularly advantageous for those seeking to navigate complex loan repayment options without the hassle of traditional servicers. With direct connections to the Department of Education via APIs, the app can provide optimal loan terms, allowing users to save time and money while maintaining control over their finances.

Core Features:

●	Budget and Spending Insights: Personalized guidelines for managing liabilities in alignment with the user’s financial goals.
●	Flexible Payment Strategies: Payment round-ups and additional repayment recommendations to help reduce interest over time.
●	Student Aid Matching: Instant access to Student Aid and other federal programs through a simplified, four-step enrollment process.
●	Credit Score Tracking: Integrated credit monitoring using open banking protocols.

Nest Egg: Simplified Investment Strategies and Personalized Financial Growth

Nest Egg is an AI-powered investment platform focused on helping users grow their wealth through accessible, future-focused tools for the U.S. and global stock markets. Nest Egg simplifies investment decision-making by offering tailored strategies that align with individual financial goals, automating the planning and execution of stock market investments. Through advanced AI algorithms, Nest Egg provides personalized investment advice, making it ideal for users seeking an efficient, digital-first approach to portfolio management. The app enables users to automate trades, set customized alerts, and receive real-time insights based on market trends and behavioral analysis.

Core Features:

●	Automated Trading: AI-powered recommendations for seamless portfolio management.
●	Personalized Investment Advice: Tailored strategies based on market data, user preferences, and risk tolerance.
●	Real-Time Market Insights: Updates and predictions that guide investment decisions.

Travl.App: Comprehensive AI-Powered Travel Planning and Management

Travl.App revolutionizes travel by providing an AI-enhanced platform that simplifies planning, budgeting, booking, and itinerary management. With features designed to handle all aspects of the travel experience, Travl.App is the first of its kind to integrate AI across planning, saving, and booking functionalities. Travl.App enables users to explore destinations, book flights and accommodations, and save funds specifically for travel purposes. A forthcoming AI-powered “Travel Agent” will offer a concierge-like experience, providing users with intelligent, personalized recommendations and real-time adjustments to their itineraries. The app’s robust digital wallet and budget management tools also allow users to manage their travel finances with ease, making dream vacations more achievable.

Core Features:

●	AI Travel Agent: Personalized recommendations for destinations, activities, and travel arrangements based on user preferences.
●	Flexible Payment and Savings Options: The digital wallet allows for efficient budgeting and saving toward travel goals.
●	Booking and Itinerary Management: All-in-one platform for booking flights, accommodations, and local experiences.

Resolve: AI-Driven Debt Collection and Receivables Automation

Resolve offers advanced AI-driven solutions for debt collection and accounts receivable automation, catering to financial institutions and businesses looking to optimize cash flow and enhance operational efficiency. The platform uses AI models for predictive analytics, customer sentiment analysis, and intelligent automation, improving debt recovery rates and making the collections process more customer-centric. Resolve’s technology enables businesses to anticipate customer behaviors and tailor engagement strategies, resulting in improved recovery outcomes. Resolve is currently in advanced negotiations with major partners in the financial sector to expand its reach and enhance its service offerings.

Core Features:

●	Predictive Analytics: AI-driven insights to optimize recovery rates and predict payment behavior.
●	Customer-Centric Engagement: Sentiment analysis and AI-powered automation to foster a respectful, efficient collections process.
●	Scalable Solution for B2B Applications: Tailored capabilities for financial institutions and companies with high-volume receivables.

Collaborative Innovation Across Subsidiaries

By pooling resources and expertise across all platforms, AI Unlimited Group fosters a collaborative environment where the innovation potential of AI is fully harnessed. Our team of developers, product managers, and AI experts work seamlessly across the Company’s subsidiaries, enabling shared advancements in AI technology that drive continuous improvement in each app’s functionality. This cross-company synergy allows us to:

●	Accelerate Feature Development: Rapidly implement new AI models and features that enhance user experience across multiple platforms.
●	Create Interconnected User Journeys: Provide a cohesive experience for users who interact with multiple apps, with tailored solutions in debt management, investment, and travel.
●	Optimize Resource Allocation: Use shared talent and data infrastructure to advance our AI capabilities while maintaining efficiency and focus.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Strategic Roadmap

As we move forward, AI Unlimited Group aims to broaden the impact of each subsidiary by scaling services, expanding market reach, and deepening AI-driven capabilities. Specific goals include:

●	Lever App: Ramp up efforts around student debt repayment in response to renewed repayment requirements in 2025, while exploring options for credit card and refinancing tools.
●	Nest Egg: Expand AI-driven financial coaching to cater to a wider demographic of retail investors.
●	Travl.App: Prepare for a full-scale launch with an enhanced AI Travel Agent and seamless booking capabilities by the end of fiscal 2024.
●	Resolve: Finalize partnerships to strengthen its position in the B2B receivables automation market and broaden client acquisition.

With these initiatives, AI Unlimited Group is positioning itself to become a comprehensive, AI-powered platform that caters to diverse financial and lifestyle needs.

Business Strategy

As part of AI Unlimited Group’s innovative incubator model, we are dedicated to advancing each of our AI-powered applications—Lever App, Nest Egg, Travl, and Resolve—to meet the unique needs of consumers and businesses. Our strategy emphasizes developing cutting-edge solutions across fintech, investment, travel, and debt management, leveraging shared resources and AI expertise to accelerate growth and maximize market impact. The following growth strategies are fundamental to our vision:

●	Product Completion and Launches: We launched version 1 of our core apps with a soft rollout in Q3 of fiscal 2024 and have since expanded features and optimized performance. We anticipate public releases and increased functionality across our apps by Q2 of fiscal 2025.
●	Multi-Channel Subscriber Acquisition: Each app will grow its user base through robust digital and traditional marketing strategies. By focusing on targeted and data-driven campaigns, we aim to drive subscriber acquisition while maximizing cost efficiency across our product suite.
●	Enhanced Financial and Lifestyle Solutions: We are committed to continuously refining our core applications, like the Lever App, which serves student debt holders, and introducing broader features across Nest Egg for investment strategies, Travl for AI-powered travel experiences, and Resolve for streamlined debt collections, offering holistic solutions for consumers and small businesses alike.
●	Enterprise and Partner Expansion: Growth will be further fueled by enterprise partnerships, employer-based programs, and integration with educational, financial, and corporate entities. We are actively pursuing collaborations to support market expansion and enhance our value proposition.
●	Cutting-Edge AI and Machine Learning Capabilities: Our software development team focuses on disruptive machine learning and AI technologies to deliver highly personalized and data-driven recommendations, ensuring continued subscriber engagement and satisfaction across all products.
●	Strategic Acquisitions and Partnerships: AI Unlimited Group will look to acquire synergistic businesses and form alliances that drive user growth, expand our technology base, and integrate complementary tools to further enhance our value offering.
●	Global Market Reach and Product Diversification: As we expand, we will identify and enter high-growth markets for each app’s core service area, from travel planning and investment to debt management. Lever, for instance, is exploring additional consumer debt solutions like credit card and auto loan refinancing, while Nest Egg and Travl expand into global investment and travel markets.

With the recent resumption of student loan repayments, the Lever App is well-positioned to support the nearly 43 million Americans resuming payments after forbearance. Lever’s AI-powered platform provides solutions tailored to manage, automate, and simplify student loan repayments, addressing this urgent market need. This includes refining user interfaces and providing tools to allow seamless navigation of complex debt obligations.

AI Unlimited Group anticipates maintaining a customer acquisition cost (CAC) of approximately $30 per user, with user subscriptions priced at $79.99 annually across applicable apps. This pricing model generates an anticipated lifetime value over ten years, solidifying a steady revenue stream. We have budgeted $150,000 monthly to support marketing and sales initiatives, aiming for consistent onboarding of around 5,000 new user subscriptions per month across the company’s ecosystem.

Through our incubator approach, we unify these apps under a cohesive, AI-powered platform, creating a multi-faceted, user-friendly experience that addresses critical financial and lifestyle needs. Our integrated strategy ensures that each app is positioned to leverage shared technological and operational resources, fostering innovation, scalability, and market leadership in a digital-first, AI-enhanced landscape.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Marketing and Sales

AI Unlimited Group (AIUG) is strategically focused on scaling its portfolio of apps, including Nest Egg, Travl.App, Lever, and Resolve, by executing a multi-channel marketing approach designed to build a robust user base and enhance brand loyalty. Our marketing strategy is a blend of innovative digital initiatives and proven traditional tactics, all aimed at providing an omnichannel customer experience.

Integrated Marketing Strategy Our primary objective is to expand our paid customer base through a combination of targeted digital marketing, community engagement, and selective partnerships. We recognize that modern consumers require a personalized approach, and our strategy is to offer both broad and tailored solutions that resonate with each app’s target audience. By collaborating with Bolis Media, a global media powerhouse with a publishing network reaching over 120 million followers and partnerships that extend its reach to 2.5 billion, we aim to amplify our presence across multiple platforms effectively.

Digital Marketing AIUG’s digital marketing efforts encompass a diverse set of channels, including:

●	Search Engine Optimization (SEO): Driving organic traffic by optimizing content for search engines, particularly around financial and travel-related keywords.
●	Content Marketing: Leveraging educational blogs, targeted email campaigns, and influencer partnerships to build credibility and drive engagement.
●	Social Media: Engaging with high-profile influencers and celebrities to increase visibility across platforms like Instagram, Twitter, TikTok, and LinkedIn, with Bolis Media managing the social media strategy for each app. Social campaigns will include content crafted by creators in finance, travel, student loans, and debt collection fields, tailored to each app’s unique audience.

Traditional Marketing Initiatives While digital channels provide scalability, traditional marketing avenues such as conferences, trade shows, and direct meetings with potential subscribers add a personal touch that builds deeper connections:

●	Event Participation: Our management team actively participates in industry conferences and expos, delivering presentations and connecting directly with potential users and partners.
●	Campus Outreach: We have established partnerships with educational institutions across key states, engaging recent graduates with in-person workshops and digital campaigns.
●	Community Engagement: By targeting areas with high student debt or travel interest, like California, Texas, and Washington, our traditional marketing efforts extend our reach and solidify our brand presence.

Geo-Targeted Strategies AIUG’s marketing efforts are tailored to regional nuances and demographics:

●	California: Targeting tech-savvy graduates and financial influencers, we focus on institutions like UCLA and Stanford.
●	Texas: Leveraging the state’s large student population and economic growth, we focus on institutions like UTSA and San Antonio College.
●	Washington, D.C.: Positioned as the highest student debt region, our strategy includes aligning with policymakers and hosting webinars to address student loan complexities.

Official Launch and Initial Rollout The Lever App’s official public launch was Q2 fiscal 2025, with a planned promotional push across both digital and traditional channels. As part of our go-to-market strategy, we will employ billboards, video-on-demand ads, and event sponsorships on university campuses to drive downloads. In addition, AIUG will introduce the Travl Coin for Travl.App, scheduled for launch in 2025, which will allow users to buy, save, and spend within the app ecosystem, enhancing customer loyalty and engagement.

Bolis Media Partnership and Budget Allocation In collaboration with Bolis Media, AIUG has allocated a six-month marketing budget to enhance visibility across all apps:

●	Content Production and Media Placement: Bolis Media will handle content creation, media activations, and influencer partnerships, providing each app with curated and impactful media presence.
●	Paid Ad Budget: Allocated equally across apps, with dynamic reallocation based on performance metrics monitored by Bolis Media.
●	Performance Tracking: Bolis Media’s analytics team will continuously monitor results, enabling real-time adjustments for optimized reach and engagement.

Customer Acquisition and Retention AIUG’s estimated customer acquisition cost (CAC) is set at around $30 per user, with an expected average subscription duration of 10 years per user, providing significant lifetime value. Given the recent changes in data privacy laws (e.g., iOS 14 privacy updates), we anticipate a 30% increase in CAC, which has been accounted for in our marketing budget. To offset these challenges, AIUG is focused on in-depth customer journey mapping to improve conversion rates and user retention across all apps.

In-House and External Resource Sharing By centralizing resources and expertise across all AIUG apps, our in-house development and marketing teams collaborate to foster innovation. Shared talent and resources across Lever, Nest Egg, Travl.App, and Resolve ensure consistent growth and product evolution, while minimizing redundancy in R&D and marketing costs. This approach strengthens AIUG’s position as a holistic AI incubator, capable of scaling across diverse sectors from finance to travel and debt management.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Business Strategy and Regional Focus

The Company is dedicated to addressing the complexities of student loan management in the U.S., a challenge that impacts millions. Our initial regional focus on San Antonio, California, and Washington, D.C., is strategically informed by the unique financial landscapes and high concentrations of student debt in these areas. San Antonio’s large population of loan forgiveness applicants, California’s significant combined student debt, and Washington, D.C.’s distinction as the region with the nation’s highest average student debt underscore the urgent demand for our solutions.

For Q1 2025, the Company anticipates a surge in user engagement driven by the resumption of student loan interest, the recent equity capital raise, and targeted marketing initiatives. In San Antonio, a close-knit community is expected to facilitate rapid word-of-mouth spread. In California, with its vast student population, we project the highest user acquisition. Washington, D.C., with its policy-driven environment, is anticipated to attract users seeking informed and structured loan management solutions.

Projected Consolidation and Expansion Phases

As we move into Q4 2024, the Company anticipates transitioning from an acquisition to a consolidation phase. Following the momentum from Q4 campaigns, we expect stable user engagement and app utilization, particularly in California, where the tech-savvy population is likely to lead in interaction metrics. San Antonio and Washington, D.C., are projected to show steady growth in active usage.

With a robust borrower base exceeding 400,000 in these regions, our marketing campaigns are designed to drive retention and app enhancements through direct user feedback. San Antonio is expected to have the highest retention rates, California to see increased referrals, and Washington, D.C., to yield insights into policy advocacy and partnership opportunities.

Scaling Beyond Core Regions

Beyond the initial phases, our goal is to solidify our position in these states and utilize the successes as a template for national expansion. Our aim is to make AI Unlimited Group synonymous with effective student loan management, offering tailored solutions for every American student and graduate.

Expanded Ecosystem of Apps and Services

The Company’s ecosystem also includes additional apps designed to address various aspects of personal finance and lifestyle management:

●	Resolve Debt: Resolve is positioned to be a key player in the B2B market with advanced negotiations underway with potential strategic partners. This AI-powered platform offers innovative solutions for debt collection and accounts receivable automation, designed for financial institutions and businesses looking to streamline collections operations and enhance customer experience. With the AI-driven technology that includes predictive analytics and sentiment analysis, Resolve optimizes recovery rates while focusing on customer-centric engagement.
●	Travl.App: Currently in beta, Travl App is set to transition into full-scale launch by late 2024. This AI-powered platform enhances the travel planning experience by offering users intelligent itinerary planning, budget management, and an integrated digital wallet to save for trips. Travl App will also introduce an AI-driven ‘Travel Agent’ feature to provide personalized travel recommendations and real-time booking capabilities. By 2025, Travl App plans to launch a proprietary TRAVL Coin, enabling users to manage and spend funds seamlessly within the app.
●	Nest Egg: Nest Egg is gearing up for expanded operational exercises, preparing to meet increasing demand in the digital investment space. This platform uses AI to deliver customized investment strategies, making it easier for users to discover, plan, and automate their investments. Nest Egg’s AI capabilities support users in navigating both U.S. and global stock markets, meeting the growing demand for user-friendly, digital-first financial tools.

Industry and Competitive Analysis

The U.S. student loan market, totaling approximately $1.75 trillion in debt, represents the second-largest form of consumer debt after mortgages. Student loans are primarily disbursed by the federal government, constituting 92% of total student debt, with private lenders holding the remaining 8%. The average borrower debt is estimated at $28,950, with parent PLUS loans averaging $28,778. This vast landscape highlights the Company’s opportunity to support the nearly 43.4 million borrowers navigating repayment options and debt management.

In response to market dynamics and regulatory developments, the Company’s comprehensive solutions provide borrowers with intelligent tools to manage repayments effectively. For users who may struggle to meet monthly obligations, public loan programs offer deferment and forbearance options, while private loans generally allow payment postponements with accrued interest.

As part of our AI Unlimited Group Incubator, all apps leverage shared talent and resources to drive continuous innovation. This collaborative approach allows us to create scalable AI-driven solutions that meet evolving consumer demands across debt management, investment, and travel planning.

Our vision for AI Unlimited Group is to be a comprehensive, AI-powered platform offering seamless solutions that meet the diverse needs of modern consumers. By focusing on strategic growth in targeted regions, leveraging a multi-faceted ecosystem of apps, and expanding our reach through innovative AI applications, we are positioned to lead in providing tailored financial, travel, and investment solutions.

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

The U.S. Government paused federal student loan repayments and interest accrual during the COVID-19 pandemic, with extensions lasting into the fall of 2022. Despite this temporary relief, student loan balances continued to grow as new loans entered repayment, and interest continued to accrue on private loans and some federal loans. Currently, student loan debt impacts approximately 43 million borrowers, totaling over $1.75 trillion, underscoring the need for effective and user-friendly debt management solutions.

Student Loan Default Status

Student loan default generally occurs after a borrower misses payments for about 270 days (nine months) for federal loans, while private student loans may default after three missed payments, depending on the lender’s terms. Around 9.7% of student loan borrowers are expected to default after entering repayment within the first few years, creating an urgent need for innovative tools to help borrowers stay on track with payments and avoid penalties.

Student Loan Forgiveness Options

Several student loan forgiveness and relief options exist for eligible borrowers, including:

●	Public Service Loan Forgiveness (PSLF) – Forgives the remaining balance on Direct Loans after 120 qualifying monthly payments while working full-time for a qualifying employer.
●	Income-Driven Repayment Forgiveness – Sets monthly payments based on income and family size to ensure affordability.
●	Borrower Defense to Repayment – Provides loan forgiveness if the school misled the borrower or engaged in misconduct.
●	Free Application for Federal Student Aid (FAFSA) – A federal aid application that helps determine financial aid eligibility for current and prospective students.

Company Platforms and Market Position

Lever App

Lever App is designed as an all-encompassing tool for managing student loan obligations, making it easy for users to track, enroll, and manage federal programs and repayment plans. As the demand for student loan management grows, especially with federal repayment resumption, Lever App is poised to become a critical resource for borrowers seeking a comprehensive and user-friendly approach to debt management.

Travl App

Travl App is transforming travel planning and budgeting through its AI-powered platform, which includes personalized itinerary planning, budgeting tools, and an AI ‘Travel Agent’ feature. Set to launch fully in late 2024 after a successful beta phase, Travl App also plans to introduce TRAVL Coin, enabling users to manage funds for travel bookings directly within the app. The global travel industry represents a market of over $9 trillion, creating significant growth opportunities as we expand the app’s AI capabilities to simplify and personalize the entire travel experience.

Nest Egg Investments

Nest Egg Investments leverages AI to simplify investment strategies, providing users with tailored portfolios and automated trading based on individual financial goals. As more individuals seek intuitive, AI-driven investment tools, Nest Egg’s focus on personalized, data-driven advice aligns with market demands. Nest Egg is designed to tap into the growing global investment market, which is valued at trillions of dollars and continues to grow as more consumers turn to digital investment solutions.

Resolve Debt

Resolve is our AI-powered platform for debt collection and accounts receivable automation, catering to financial institutions and businesses needing efficient and customer-centric debt recovery solutions. With advanced capabilities in predictive analytics and AI-driven sentiment analysis, Resolve optimizes debt recovery rates while maintaining a positive borrower experience. The debt collection and accounts receivable industry in the U.S. is estimated at $21 billion, positioning Resolve to make a strong impact as the demand for automated, scalable debt collection solutions increases.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (continued)

Market Landscape and Competitive Position

Our industry is marked by active mergers and acquisitions, with large, well-capitalized companies acquiring digital debt management and fintech platforms to enhance their offerings. Notable examples include LendingTree’s acquisition of Student Loan Hero in 2018 and Acorns’ acquisition of AI startup Pillar in 2021. These moves underscore the attractiveness of debt management solutions in the current market.

Our comprehensive suite of AI-driven platforms—spanning debt management, travel, and investment—positions AI Unlimited Group uniquely in the competitive landscape. We aim to serve high-value, high-potential customers through tailored digital experiences that meet a diverse range of financial and lifestyle needs.

By leveraging shared talent and resources across Travl App, Nest Egg Investments, Resolve, and Lever, we are creating a collaborative ecosystem that fosters innovation and drives growth across multiple verticals. Our aim is to make AI Unlimited Group the preferred platform for users seeking intelligent, AI-powered solutions for financial empowerment and lifestyle enhancement.

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

(5) Federal Student Aid September 2020

(6) PRNewswire, July 2018.

(7) Fintech Futures, April 2021.

(8)M-RCBG Associate Working Paper, Harvard Kennedy School, June 2020.

Board of Directors

As of September 30, 2024, the Company appointed Trent McKendrick as the Executive Chairman and Director. The Company currently has one executive director.

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

Cash and Cash Equivalents

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2024. On September 30, 2024, and December 31, 2023, the Company had $510,797 and $11,012 cash and cash equivalent held at the financial institution.

Sales, Marketing, and Advertising

The Company recognizes sales, marketing, and advertising expenses when incurred.

The Company incurred $17,116 and $211,410 in sales, marketing, and advertising costs (“sales and marketing”) for the nine months ending September 30, 2024, and 2023. The sales and marketing cost mainly included costs for the engagement of celebrities, cash and stock-based compensation for marketing consultants, SEO marketing, online marketing on industry websites, press releases, and public relations activities. The sales, marketing, and advertising expenses represented 1.43% and 17.49% of the total expenses for the nine months ending September 30, 2024, and 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash

Total cash and cash equivalents include cash on hand, deposits held with banks, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The balances exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2024. On September 30, 2024, and December 31, 2023, the Company had $510,797 and $11,012 cash and cash equivalent held at the financial institution.

Research and Development (R and D) Cost

The Company acknowledges that future benefits from research and development (R and D) are uncertain. It cannot capitalize all the R and D. The GAAP accounting standards require us to expense all research and development expenditures as incurred. There were no R and D expenditures for the nine months ending September 30, 2024 and 2023.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or circumstances change to indicate that the carrying amounts may not be recoverable. An impairment charge is recognized for the amount if and when the asset’s carrying value exceeds the fair value. There are no impairment charges for the nine months period ending September 30, 2024 and 2023.

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

The Company estimates the useful life of the software to be three (3) years. Amortization expense were $134,839 and $129,410 for the nine months ending in September 30, 2024, and 2023, and the Company classifies such costs as software amortization costs.

Capitalized Software Costs

At September 30, 2024, the gross capitalized software assets were $1,507,837. At the end of September 30, 2024, accumulated software amortization expenses were $518,853. As a result, the unamortized balance of capitalized software on September 30, 2024, was $988,984.

At December 31, 2023, the gross capitalized software assets were $1,180,909. At the end of December 31, 2023, accumulated software amortization expenses were $189,926. As a result, the unamortized balance of capitalized software on December 31, 2023, was $993,984.

The Company launched version 1 of the App in August 2022. As a result, we are amortizing the gross capitalized cost as an amortization expense, which the Company classifies as such.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to US dollars following ASC 830, “Foreign Currency Matters.”

We have translated the local currency of ADS, the Australian Dollar (“AUD”), into US$1.00 at the following exchange rates for the respective dates:

The exchange rate at the reporting end date:

September 30, 2024
USD: AUD	$1.4454

Average exchange rate for the period:

January 1, 2024 to September 30, 2024
USD: AUD	$1.5091

The Company related party transactions were in AUD, and its reporting currency is the US dollar.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company translates its records into USD as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date

●	Equities at the historical rate

●	Revenue and expense items at the average rate of exchange prevailing during the period

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2024, the Company had 313,319,980 basic and dilutive shares issued and outstanding, respectively.

During the nine months ending September 30, 2024, and 2023, common stock equivalents were anti-dilutive due to a net loss. Hence, they are not considered in the computation.

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

NOTE 3. GOING CONCERN

The Company has prepared consolidated financial statements on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary business course. On September 30, 2024, and December 31, 2023, the accumulated deficit was $9,157,767 and $4,908,051, there was a working capital deficit for December 31, 2023 amounting to $610,897.

There was a limited revenue for the nine months ending September 30, 2024, and 2023. As of September 30, 2024, and December 31, 2023, the Company had $510,797 and $11,012 cash on hand. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. From inception to September 30, 2024, the Company did not earn any significant revenues. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies.

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

As of September 30, 2024, Mr. Copulos has funded the Company since its inception for $3.43 million. Mr. Copulos currently owns 36,074,708 common stock of the Company, representing 53.61% of issued and outstanding common stock of the Company as of September 30, 2024. Mr. Copulos received these shares from the note conversion and for cash consideration.

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

As of September 30, 2024, the Note remained outstanding.

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

As of September 30, 2024, the Note remained outstanding.

Trent McKendrick (Aspire) Loan

In August 2023, Aspire Technologies LLC, a limited liability company controlled by Mr. McKendrick, who serves as Chief Executive Officer of the Company, contributed $143,400 to the Company. This capital infusion was recorded as a non-interest-bearing loan to provide the Company’s working capital. The loan is unsecured and due on demand. The Company entered the transaction on terms that, from the Company’s perspective, are as favorable as could have been obtained from an unaffiliated third party. As of September 30, 2024, the outstanding balance was $142,870.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office Facility and Other Operating Leases

The rental expense was $32,963 and $75,979 for the nine months ending September 30, 2024, and 2023. The Company rents its servers, computers, and data center from an unrelated third party. Under the rent Agreement, the lessor provides furniture, fixtures, and leasehold improvements at Level 11, 9255 Subset Boulevard, West Hollywood, CA 90069 (Hollywood Office), as discussed in Note 2.

From May 2022 to the present, the Company leases office space in West Hollywood from an unrelated party for a year. The office’s rent payment is $6,845 per month as the General and administrative expenses.

The agreement continues month-to-month until the Company or the lessor chooses to terminate the agreement’s terms by giving thirty (30) days’ notice. The Company uses the office for software development and technical support. The Company has no long-term obligations to continue as a tenant in the Hollywood Office.

Employment Agreement

The Company gave all salary compensation to Mr. McKendrick as an employee, who committed a hundred percent (100%) of his time to the Company. The Company has not formalized performance bonuses and other incentive plans. Mr. McKendrick’s annual salary compensation is $208,000 per his employment agreement.

Accrued Interest

As of September 30, 2024, and December 31, 2023, the Company had $0 and $2,823 in accrued interests.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Shares

As of September 30, 2024, the Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, a par value of $0.0001 per share, and 500,000,000 shares of common stock, a par value of $0.0001 per share. As of September 30, 2024, the Company had 313,319,980 common shares and 5,000,000 preferred shares issued and outstanding. The preferred stock has twenty (20) votes for each share of preferred shares owned. The preferred shares have no other rights, privileges, and higher claims on the Company’s assets and earnings than common stock.

Preferred Stock

On March 24, 2022, the Board agreed to issue 5,000,000 shares of Preferred Stock to TJM Capital LLC, a limited liability company owned by Mr. McKendrick as the founder, in consideration of services rendered to the Company. As of September 30, 2024, the Company had 5,000,000 preferred shares issued and outstanding.

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

None.

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

AI Unlinited Group, Inc. (the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Delaware on March 24, 2022 under the name of Lever Global Corporation, which was then changed to AI Unlimited Group, Inc. on July 19, 2024. We are a fintech-driven consumer liabilities and debt management company. Our mission is to empower subscribers to use our App to become financially independent by managing all their liabilities and debt obligations in one place. Mr. McKendrick is the Company’s Founder, CEO, and Director and has started several fintech companies focusing on credit and debt management for consumers and businesses since 2014. The Company has a wholly owned subsidiary, Lever Technology, Inc. (“Lever Technology”), a California corporation. There are no operating activities for Lever Technology. In addition, on July 10, 2024 the Company entered into certain exchange agreements, with Nest Egg Investments LLC, a Delaware limited liability company (“Nest Egg”), Resolve Debt, LLC, a Wyoming limited liability company (“Resolve Debt”) and Travl LLC, a Delaware limited liability company (“Travl”). Pursuant to the exchange agreements, Nest Egg, Resolve and Travl became the wholly-owned subsidiary of the Company. Nest Egg is an investment platform powered by artificial intelligence (“AI”) with a focus on investing in the US and global stock markets using future-focused investment tools. It is designed to simplify investment strategies, making it easier for users to discover, plan, and automate their stock market investments. Nest Egg leverages advanced AI technology to provide personalized investment advice and automate trades, addressing the growing demand for user-friendly, digital-first financial solutions.

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

The Company expects to continue to earn revenues through a subscription-based model, which will charge monthly recurring fees to subscribers. The Company is developing and testing the App, which it expects to market and launch in the second quarter of fiscal 2025. The App will be available on the App Store and PlayStore.

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

We are a development stage entity devoting all our efforts to substantially establishing our flagship product, the Lever App (“App”). The App officially launched in the second quarter of fiscal 2024. The Company had earned no significant revenues for the nine months ending September 30, 2024, and 2023. The Company did not generate any revenues in the fiscal year ending December 31, 2023. Our independent auditors have raised concerns about our ability to continue as a going concern. We expect the Company to raise significant additional capital to accomplish its growth plan over the next twelve months. However, there can be no assurance that financing and/or capital might be available to the Company.

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

Our experienced Management and in-house software development team have carefully designed various B2C debt management solutions to meet the needs of borrowers in the United States and Australia. We intend to grow our core business, increase market share, and improve profitability principally by deploying the following growth strategies:

●	Completed the App in the third quarter of fiscal 2022 with the soft launch, and launch the App officially to the public in the second quarter of fiscal 2025;

●	Ramp up subscriber acquisition through our digital and traditional marketing strategies;

●	Continue to enhance and promote our core proprietary debt management platform and introduce other innovative debt management tools for the United States student loan borrowers;

●	Future growth will depend on the timely development and successful distribution of the Lever App by signing enterprise and employer deals in the United States;

●	Increase our software development capabilities to develop disruptive and next-generation machine learning and artificial intelligence-driven technologies to grow and retain subscriber base;

●	Grow subscriber base through accretive acquisitions, opportunistic investments, and beneficial partnerships; and

●	Recognize and enter high-growth markets to expand our services to meet the demand for other financial solutions, including but not limited to auto-save and auto loan payment from day-to-day debit card usage.

Financial Conditions at September 30, 2024

At September 30, 2024 and December 31, 2023, the Company had $510,797 and $11,012 cash to execute its business plan and accumulated a deficit of $9,157,767 and $4,908,051. The Company had a working capital surplus of $622,905 and deficit of $610,897 as of September 30,2024 and December 31,2023, respectively. AIUG provided the working base source code for the launch of the Company, valued at $758,316, the contributed tangible software.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024, and 2023

The Company did not generate any revenue during the three months ending September 30, 2024, and 2023. During the three months ending September 30, 2024, and 2023, the Company had a net income loss of $2,088,425 and $1,231,491.

During the three months ending September 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $564,657 and $363,039. The three months ending September 30, 2024, and 2023, the Company incurred sales and marketing costs of $9,929 and $164,245. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

For the three months ending September 30, 2024, and 2023, the office’s rent payment or membership fee was $28,783 and $23,311, included in the G and A expenses. From May 16, 2024, and for the fiscal year 2024, the office’s monthly rent payment or membership fee would be $6,725.

Nine Months Ended September 30, 2024, and 2023

The Company did not generate any revenue during the nine months ending September 30, 2024, and 2023. Dring the nine months ending September 30, 2024, and 2023, the Company had a net income loss of $3,060,087 and $2,026,766.

During the nine months ending September 30, 2024, and 2023, the Company incurred general & administrative costs (“G and A”) of $1,183,160 and $997,225. The nine months ending September 30, 2023, and 2022, the Company incurred sales and marketing costs of $17,116 and $211,410. The sales & marketing costs mainly included payment to marketing and branding consultants, brand ambassadors, affiliate marketing, customer meets and greet, online marketing on industry websites, press releases, and other public relations activities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, we had a cash balance of $510,797. The Company had a working capital surplus of $622,905 on September 30, 2024.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that cash on hand may not be sufficient for the Company to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following September 30, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising additional capital to accomplish its growth plan over the next twelve months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms such as financing and capital might be available.

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

For the next nine to nine months, we intend to raise funding and make use of the existing cash on hand, and cash flows from operations to fund our operating activities and other cash commitments, such as related party payments and material capital expenditures. However, we may need additional funds to achieve a sustainable sale where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

For the nine months ending September 30, 2024, and 2023, and since inception, the Company did not earn any significant revenues. As of September 30, 2024, and December 31, 2023, the Company accumulated a deficit of $9,157,767 and $4,908,051. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the annual report on form 10K/A for the year ended December 31, 2023, filed with SEC on August 19, 2024., regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result in the Company being unable to continue as a going concern.

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

In more detail, we have described significant accounting policies in Note 2 of our annual report on form 10K/A for the year ended December 31, 2023, filed with SEC on August 19, 2024. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Recent Accounting Pronouncements

The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have adopted this ASU as of the inception date of March 24, 2022, for ASC 606, Revenue Recognition and Amended ASU 2016-02, Leases (Topic 840). The ASU is currently not expected to have a material impact on our consolidated financial statements. While we have described significant accounting policies in more detail in Note 2 of our annual financial statements included in Form S-/A (Amendment 3) statements filed with the SEC on September 19, 2022 , we believe the accounting policies as described in Note 2 to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the nine months ended September 30, 2024, that has materially affected or is reasonably likely to affect, our internal control over financial reporting materially.

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

On July 10, 2024, the Company entered into separate exchange agreements with Nest Egg, Travl and Resolve Debt, and pursuant to which the Company acquired 100% membership interest in each of the entities for an aggregate consideration of 220,000,000 shares of Company’s common stock.

On August 19, 2024, the Company retained Lynos Capital, LLC (“ Lynos”) for business development services (the “Services”) for a period of one year from the date thereof. As a consideration for the Services, the Company issued Lynos 250,000 shares of Company’s common stock.

On August 20, 2024, the Company entered into separate securities purchase agreements (the “SPA”) with certain investors, pursuant to which the company issued 2,777,778 shares of common stock for an aggregate proceeds of $1,000,000.

On August 21, 2024, the Company entered into Amended and Restated Securities Purchase Agreements (the “A&R SPA”) with certain investors. Pursuant to the A&R SPA the Company issued 6,079,069 shares of common stock and 18,271,993 pre-funded warrants, for a gross proceeds of $2,417. Each investors have anti-dilution rights, and will be issued additional shares, as needed, to maintain their respective shareholding in the Company if and when the Company issues any securities in the future.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

10.1	Form of Amended and Restated Securities Purchase Agreement

10.2	Form of Securities Purchase agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AI UNLIMITED GROUP, INC.

Date: December 3, 2024	/s/ Trent McKendrick
Trent McKendrick, President and CEO (Principal Executive Officer)

Date: December 3, 2024	/s/ Trent McKendrick
Trent McKendrick, CFO (Principal Accounting Officer)

